Form 10-K
period 1995-12-31
DSI REALTY INCOME FUND VI
filed 1996-03-27
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 1995. or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

Commission File No. 2-68926.

DSI REALTY INCOME FUND VI, a California Limited Partnership (Exact name of registrant as specified in governing instruments)

_________California___________________________95-3633566_____
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization                 identification
                                              number

         37O1 Long Beach Boulevard, Long Beach, California 9O8O7
         (Address of principal executive offices)     (Zip Code)

Registrants telephone number, including area code-(310)595-7711

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
                        (Class of Securities Registered)

     Indicate by check mark, whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes_X____. No______.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The Registrant is a limited partnership and there is no voting stock. All units of limited partnership sold to date are owned by non-affiliates of the registrant. All such units were sold at $5OO.OO per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant, DSI Realty Income Fund VI (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated August 1, 1983. The General Partners are DSI Properties, Inc., a California corporation, Diversified Investors Agency, a general partnership, whose current partners are Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-three thousand seven hundred fifty-three (23,753) units of limited partnership interests aggregating Eleven Million Eight Hundred Seventy-Six Thousand Five Hundred Dollars ($11,876,500). The General Partners have retained a one percent (l%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future. Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire seven mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners. The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 1995     Ended Dec. 31, 1994

Vallejo, California                  80%                  85%

Santa Rosa, California
(both properties)                    91%                  92%

Arvada, Colorado                     83%                  83%

Las Vegas, Nevada                    89%                  90%

Federal Heights, Colorado            86%                  86%

Colorado Springs, Colorado           82%                  92%

     Please refer to the discussion appearing elsewhere herein under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed analysis of the results of operations of the Partnership's properties.

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 1995 regarding properties owned by the Partnership.

Location          Size of  Net Rentable     No. of            Completion
                  Parcel   Area             Rental Units      Date

Vallejo, CA       3.10 acres 57,845         512                 6/9/81

Arvada, CO        3.75 acres 65,535         662                 1/4/83

Federal
Heights, CO       2.39 acres 39,892         467               10/15/83

Las Vegas, NV     2.20 acres 39,682         431                12/l/82

Santa Rosa, CA    3.38 acres 72,163         626                9/10/83
Colorado
Springs, CO       3.50 acres 60,566         692               11/15/83

Item 3.  LEGAL PROCEEDINGS

     Registrant is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 1995 had 862 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $14.37 per Limited Partnership Unit were declared and paid each quarter for the years ended December 31, 1995 and December 31, 1994. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992, AND 1991
--------------------------------------------------------------------------------
                     1995         1994         1993         1992         1991
                     ----         ----         ----         ----         ----

REVENUES          $2,513,723   $2,410,812   $2,218,414   $1,965,275   $1,824,740

COSTS AND
EXPENSES           1,406,458    1,329,740    1,256,159    1,212,087    1,219,784
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,107,265   $1,081,072   $  962,255   $  753,188   $  604,956
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $5,285,147   $5,565,612   $5,842,854   $6,261,578   $6,664,434
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES
                  $1,522,244   $1,487,138   $  955,785   $  971,655   $  933,308
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    57.50   $    57.50   $    40.00   $    40.00   $    40.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    46.15   $    45.06   $    40.11   $    31.39   $    25.21
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Total revenues increased from $2,410,812 in 1994 to $2,513,723 in 1995, while total expenses increased from $1,329,740 to $1,406,458 resulting in an increase in net income from $1,081,072 to $1,107,265. The approximate $97,000 (4%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy decreased from 88% to 85% for the Partnership's seven mini-storage facilities in 1995 as compared to 1994. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $29,000 (5.1%) was due primarily to increases in salaries and wages, maintenance and repair costs and office expenses partially offset by a decrease in yellow page advertising costs. General and administrative expenses increased by approximately $27,000 (13.5%) primarily due to higher property management fees partially offset by lower professional fees. Property management fees, which are based on revenue, increased due to the increase in rental income and an increase in these fees from 5% to 6% of rental income. The General Partners' incentive management fee remained constant.

1994 COMPARED TO 1993

     Total revenues increased from $2,218,414 in 1993 to $2,410,812 in 1994, while total expenses increased from $1,256,159 to $1,329,740 resulting in an increase in net income from $962,255 to $1,081,072. The approximate $186,000 (8.4%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy remained relatively constant at 88% for the Partnership's seven mini-storage facilities in both 1994 and 1993. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $23,000 (4.2%) was due primarily to increases in salaries and wages, maintenance and repair costs and workers' compensation insurance expense. General and administrative expenses increased by approximately $17,000 (9.3%) primarily due to higher professional fees and property management fees, which are based on revenues. The General Partners' incentive management fee increased approximately $33,000 (29.2%) primarily due to the increase in cash available for distribution on which this fee is based.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $35,000 (2.4%) in 1995 compared to 1994 primarily due to the increase in net income. Net cash provided by operating activities increased by approximately $531,000 (55.6%) in 1994 compared to 1993 primarily due to the increase in net income and the absence of payments of deferred general partners' incentive management fee and property management fee liabilities, which were all paid in 1993. Payment of these fees had been deferred in prior years in order to maximize cash available for distribution to the Limited Partners. In 1993, the Partnership paid all of the current year's fees, as well as, the remaining balance of fees deferred in prior years. The General Partners anticipate that both the general partners' incentive management fee and the property management fee will be paid on a current basis in the future without adversely affecting cash available for distribution.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Effective with the third quarter 1994 distribution, the General Partners decided to increase distributions to an amount which yields an annualized return of 9% of limited partners' capital contributions from the previous 8% level. In addition, special distributions of 2.5% and 3% were declared and paid on December 15, 1995 and 1994 respectively. These actions were the result of the Partnership's increased cash flow from the operations of its properties.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs for the next twelve months.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
Item 8, Part II hereof.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1995, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 41.63% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 62 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 66 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 72 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

     (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other arrangement exists by which directors of the Registrant are compensated;

     (c) The Registrant has not granted any option to purchase any of its securities; and

     (d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1995, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1995, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1995.

     (b) There have been no form 8-K's filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1996
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1996
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 28, 1996
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

                         1995        1994        1993        1992        1991

REVENUES              $2,513,723  $2,410,812  $2,218,414  $1,965,275  $1,824,740

COSTS AND EXPENSES    $1,406,458     1329740     1256159     1212087     1219784
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $1,107,265  $1,081,072  $  962,255  $  753,188  $  604,956
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $5,285,147  $5,565,612  $5,842,854  $6,261,578  $6,664,434
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,522,244     1487138  $  955,785  $  971,655  $  933,308
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    57.50  $    57.50  $    40.00  $    40.00  $    40.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    46.15  $    45.06  $    40.11  $    31.39  $    25.21
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,107,265    $ 4,921,010
Excess tax depreciation                                  (80,296)    (1,915,926)
Accrued property taxes                                                  (88,000)
Deferred rental revenues                                 (16,000)        77,782
Accrued incentive management fees                                       (16,219)
Acquisition costs capitalized for tax purposes                          134,382
Accrued distributions to partners                                       269,920
Other                                                                    (1,995)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,010,969    $ 3,380,954
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     42.56
                                                     ===========

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1995 and 1994                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1995                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1995                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1995                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:

    Independent Auditors' Report                                             F-8

    Schedule XI - Real Estate and Accumulated Depreciation                   F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


January 31, 1996

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $   506,933      $   407,250

PROPERTY, At cost (net of accumulated
depreciation of $5,418,826
in 1995 and $4,984,332 in 1994)
(Notes 1, 2 and 3)                                    4,739,872        5,131,402

OTHER ASSETS                                             38,342           26,960
                                                    -----------      -----------
TOTAL                                               $ 5,285,147      $ 5,565,612
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                 3,775            5,261
Property management fees payable (Note 1)                12,413            8,636
Customer deposits and other liabilities                  78,029           88,453
                                                    -----------      -----------
Total liabilities                                       364,137          372,270
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (44,075)        (41,352)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 1995 and 1994)                        4,965,085        5,234,694
                                                   ------------      -----------
Total partners' equity                                4,921,010        5,193,342
                                                   ------------      -----------
TOTAL                                               $ 5,285,147      $ 5,565,612
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                               1995         1994         1993

REVENUES:
Rental revenues                             $2,496,840   $2,399,645   $2,213,659
Interest income                                 16,883       11,167        4,755
                                            ----------   ----------   ----------
Total revenues                               2,513,723    2,410,812    2,218,414
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         434,494      414,792      414,792
 Operating expenses (Note 1)                   598,905      569,588      546,569
 General and administrative                    226,667      199,351      181,881
 General partners' incentive
  management fee (Note 4)                      146,392      146,009      112,917
                                            ----------   ----------   ----------
Total expenses                               1,406,458    1,329,740    1,256,159
                                            ----------   ----------   ----------
NET INCOME                                  $1,107,265   $1,081,072   $  962,255
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,096,192   $1,070,261   $  952,632
General partners                                11,073       10,811        9,623
                                            ----------   ----------   ----------
TOTAL                                       $1,107,265   $1,081,072   $  962,255
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $       46   $       45   $       40
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($38,393)    $ 5,527,719     $ 5,489,326

 Net income                               9,623         952,632         962,255

 Distributions (Note 4)                  (9,597)       (950,120)       (959,717)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1993            (38,367)      5,530,231       5,491,864

 Net income                              10,811       1,070,261       1,081,072

 Distributions (Note 4)                 (13,796)     (1,365,798)     (1,379,594)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (41,352)      5,234,694       5,193,342

 Net income                              11,073       1,096,192       1,107,265

 Distributions (Note 4)                 (13,796)     (1,365,801)     (1,379,597)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($44,075)    $ 4,965,085     $ 4,921,010
                                        =======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 2,485,458   $ 2,399,645   $ 2,213,659
Cash paid to suppliers and employees       (980,097)     (923,674)   (1,262,628)
Interest received                            16,883        11,167         4,754
                                       -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,522,244     1,487,138       955,785

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,379,597)   (1,349,603)     (959,717)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (42,964)      (27,159)       (6,223)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             99,683       110,376       (10,155)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        407,250       296,874       307,029
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   506,933   $   407,250   $   296,874
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $ 1,107,265   $ 1,081,072   $   962,255
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                434,494       414,792       414,792
Changes in assets and liabilities:
 Other assets                               (11,382)          (15)
 Incentive management fee payable to
  general partners                           (1,486)      (15,760)     (179,702)
 Property management fees payable             3,777           626      (248,856)
 Customer deposits and other
  liabilities                               (10,424)        6,423         7,296
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,522,244   $ 1,487,138   $   955,785
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995


1.   GENERAL

     DSI Realty Income Fund VI, a California Real Estate Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership owns seven mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; Las Vegas, Nevada and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 1995, 1994 and 1993).

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   PROPERTY

     At December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:

                                                  1995                1994
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,399,698          8,356,734
                                              -----------        -----------

       Total                                   10,158,698         10,115,734
       Less accumulated depreciation           (5,418,826)        (4,984,332)
                                              -----------         ----------

       Property, net                          $ 4,739,872         $ 5,131,402
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the project.

     The general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis. Incentive management fee payable to general partners at December 31, 1995 and 1994 is $3,775 and $5,261, respectively.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the financial statements of DSI Realty Income Fund VI (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund VI, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's manage ment. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1996

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $19,943         $258,000  $1,340,732  $1,598,732   $939,192  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346     1,220          190,000     760,566     950,566    504,656  08/81 08/81 20 Yrs
Avada, CO             None     305,000   1,759,608    37,537          305,000   1,797,145   2,102,145  1,156,081  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    13,948          247,000   1,125,307   1,372,307    735,551  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    10,359          157,000     812,437     969,437    532,240  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994     4,926          260,000   1,018,920   1,278,920    622,720  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487    26,104          342,000   1,544,591   1,886,591    928,386  03/84 04/83 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $114.037       $1,759,000  $8,399,698 $10,158,698 $5,418,826
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1993             $10,082,352     $4,154,748
                 Additions                                  6,223        414,792
                                                      -----------     ----------
               Balance at December 31, 1993            10,088,575      4,569,540
                 Additions                                 27,159        414,792
                                                      -----------     ----------
               Balance at December 31, 1994            10,115,734      4,984,332
                 Additions                                 42,964        434,494
                                                      -----------     ----------
               Balance at December 31, 1995           $10,158,698     $5,418,826
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $10,250,000

                                     EXHIBIT 2


                                 March 28, 1996

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1995              Dec. 31, 1994

Vallejo, California                   80%                        85%

Santa Rosa, California
both stages)                          91%                        92%

Arvada, California                    83%                        83%

Las Vegas, Nevada                     89%                        90%

Federal Heights, Colorado             86%                        86%

Colorado Springs, Colorado            82%                        92%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (310) 424-2655. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President