Form 10-K
period 1996-12-31
DSI REALTY INCOME FUND VI
filed 1997-03-26
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 1996. or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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

Registrants telephone number, including area code-(562)595-7711

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 1996     Ended Dec. 31, 1995

Vallejo, California                  85%                  80%

Santa Rosa, California
(both properties)                    85%                  91%

Arvada, Colorado                     80%                  83%

Las Vegas, Nevada                    84%                  89%

Federal Heights, Colorado            87%                  86%

Colorado Springs, Colorado           86%                  82%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 1996 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 1996 had 831 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $15.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1996 and $14.37 per Limited Partnership Unit for the year ended December 31, 1995. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993, and 1992
--------------------------------------------------------------------------------
                     1996         1995         1994         1993         1992
                     ----         ----         ----         ----         ----

REVENUES          $2,522,074   $2,513,723   $2,410,812   $2,218,414   $1,965,275

COSTS AND
EXPENSES           1,476,606    1,406,458    1,329,740    1,256,159    1,212,087
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,045,468   $1,107,265   $1,081,072   $  962,255   $  753,188
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $4,903,842   $5,285,147   $5,565,612   $5,842,854   $6,261,578
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES
                  $1,492,765   $1,522,244   $1,487,138   $  955,785   $  971,655
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $   60.00   $    57.50   $    57.50   $    40.00   $    40.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    43.57   $    46.15   $    45.06   $    40.11   $    31.39
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Total revenues increased from $2,513,723 in 1995 to $2,522,074 in 1996, while total expenses increased from $1,406,458 to $1,476,606 resulting in a decrease in net income from $1,107,265 to $1,045,468. Rental revenues remained relatively constant as average occupancy remained at 85% for the Partnership's seven mini-storage facilities in 1996 as compared to 1995. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $69,600 (11.6%) was due primarily to increases in yellow pages advertising costs, real estate tax expense and salaries and wages partially offset by a decrease in office expenses. General and administrative expenses increased slightly as a result of some relatively insignificant fluctuations in various expense accounts. The General Partners' incentive management fee available for distribution on which this fee is based.


1995 COMPARED TO 1994

     Total revenues increased from $2,410,812 in 1994 to $2,513,723 in 1995, while total expenses increased from $1,329,740 to $1,406,458 resulting in an increase in net income from $1,081,072 to $1,107,265. The approximate $97,000 (4%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy decreased from 88% to 85% for the Partnership's seven mini-storage facilities in both 1995 and 1994. The increase in operating expenses of approximately $29,000 (5.1%) was due primarily to increases in salaries and wages, maintenance and repair costs and workers' office expenses partially offset by a decrease in yellow page advertising costs. General and administrative expenses increased by approximately $27,000 (13.5%) primarily due to higher property management fees partially offset by lower professional fees. Property management fees, which are based on revenue, increased due to the increase in rental income and an increase in these fees from 5% to 6% of rental income. The General Partners' incentive management fee remained constant.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by approximately $29,000 (1.9%) in 1996 compared to 1995 primarily due to the decrease in net income partially offset by any increase in customer deposits and other liabilities. Net cash provided by operating activities increased by approximately $35,000 (2.4%) in 1995 compared to 1994 primarily due to the increase in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Effective with the third quarter 1994 distribution, the General Partners decided to increase distributions to an amount which yields an annualized return of 9% of limited partners' capital contributions from the previous 8% level. In addition, special distributions of 3%, 2.5% and 3% were declared and paid on December 15, 1996, 1995 and 1994 respectively. These actions were the result of the Partnership's increased cash flow from the operations of its properties.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1996, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 63 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 67 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 73 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1996, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1996, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1996.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1997
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1997
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1997
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 28, 1997
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                         1996        1995        1994        1993        1992

REVENUES              $2,522,074  $2,513,723  $2,410,812  $2,218,414  $1,965,275

COSTS AND EXPENSES     1,476,606   1,406,458   1,329,740   1,256,159   1,212,087
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $1,045,468  $1,107,265  $1,081,072  $  962,255  $  753,188
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $4,903,842  $5,285,147  $5,565,612  $5,842,854  $6,261,578
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,492,765  $1,522,244   1,487,138  $  955,785  $  971,655
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    60.00  $    57.50  $    57.50  $    40.00  $    40.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    43.57  $    46.15  $    45.06  $    40.11  $    31.39
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1996.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,045,468    $ 4,526,901
Excess tax depreciation                                  (89,780)    (2,005,706)
Accrued property taxes                                                  (88,000)
Deferred rental revenues                                  10,164         71,946
Accrued incentive management fees                                       (16,219)
Acquisition costs capitalized for tax purposes                          134,382
Accrued distributions to partners                                       269,920
Other                                                                    (1,994)
                                                     -----------    -----------
Per Partnership income tax return                    $   965,852    $ 2,891,230
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     40.66
                                                     ===========

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1996 and 1995                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1996                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1996                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1996                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


January 31, 1997

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                                  1996             1995

CASH AND CASH EQUIVALENTS                           $   560,121      $   506,933

PROPERTY, At cost (net of accumulated
depreciation of $5,853,319
in 1996 and $5,418,826 in 1995)
(Notes 1, 2 and 3)                                    4,305,379        4,739,872

OTHER ASSETS                                             38,342           38,342
                                                    -----------      -----------
TOTAL                                               $ 4,903,842      $ 5,285,147
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                                  3,775
Property management fees payable (Note 1)                12,082           12,413
Customer deposits and other liabilities                  94,939           78,029
                                                    -----------      -----------
Total liabilities                                       376,941          364,137
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (48,017)        (44,075)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 1996 and 1995)                        4,574,918        4,965,085
                                                   ------------      -----------
Total partners' equity                                4,526,901        4,921,010
                                                   ------------      -----------
TOTAL                                               $ 4,903,842      $ 5,285,147
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                               1996         1995         1994

REVENUES:
Rental revenues                              $2,502,484   $2,496,840  $2,399,645
Interest income                                  19,590       16,883      11,167
                                             ----------   ----------   ---------
Total revenues                                2,522,074    2,513,723   2,410,812
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                          434,493     434,494      414,792
 Operating expenses (Note 1)                    668,541     598,905      569,588
 General and administrative                     230,369     226,667      199,351
 General partners' incentive
  management fee (Note 4)                       143,203     146,392      146,009
                                            ----------   ----------   ----------
Total expenses                               1,476,606    1,406,458    1,329,740
                                            ----------   ----------   ----------
NET INCOME                                  $1,045,468   $1,107,265   $1,081,072
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,035,013   $1,096,192   $1,070,261
General partners                                10,455       11,073       10,811
                                            ----------   ----------   ----------
TOTAL                                       $1,045,468   $1,107,265   $1,081,072
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    43.57   $    46.15   $    45.06
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1994             ($38,367)      5,530,231       5,491,864

 Net income                              10,811       1,070,261       1,081,072

 Distributions                          (13,796)     (1,365,798)     (1,379,594)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (41,352)      5,234,694       5,193,342

 Net income                              11,073       1,096,192       1,107,265

 Distributions                          (13,796)     (1,365,801)     (1,379,597)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($44,075)    $ 4,965,085     $ 4,921,010

 Net income                              10,455       1,035,013       1,045,468

 Distributions                          (14,397)     (1,425,180)     (1,439,577)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31,1996            $(48,017)    $ 4,574,918     $ 4,526,901

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                            1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 2,502,484   $ 2,485,458   $ 2,399,645
Cash paid to suppliers and employees     (1,029,309)     (980,097)     (923,674)
Interest received                            19,590        16,883        11,167
                                        -----------     -----------   ----------
  Net cash provided by operating
  activities                              1,492,765     1,522,244     1,487,138

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,439,577)   (1,379,597)   (1,349,603)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                     (42,964)      (27,159)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             53,188        99,683       110,376

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        506,933       407,250       296,874
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   560,121   $   506,933   $   407,250
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $ 1,045,468   $ 1,107,265   $ 1,081,072
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation                               434,493       434,494       414,792
 Changes in assets and liabilities:
 Other assets                                             (11,382)          (15)
 Incentive management fee payable to
  general partners                           (3,775)       (1,486)      (15,760)
 Property management fees payable              (331)        3,777           626
 Customer deposits and other
  liabilities                                16,910       (10,424)        6,423
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,492,765   $ 1,522,244   $ 1,487,138
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996


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

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,635,671.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 1996, 1995 and 1994).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. As of December 31, 1996, no impairment losses were recognized.

3.   PROPERTY

     At December 31, 1996 and 1995, the total cost of property and accumulated depreciation are as follows:

                                                  1996                1995
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,399,698          8,399,698
                                              -----------        -----------

       Total                                   10,158,698         10,158,698
       Less accumulated depreciation           (5,853,319)        (5,418,826)
                                              -----------         ----------

       Property, net                          $ 4,305,379         $ 4,739,872
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

     In addition, general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the financial statements of DSI Realty Income Fund VI (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund VI, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1997

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $22,238         $258,000  $1,340,732  $1,598,732 $1,007,533 11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346     1,220          190,000     760,566     950,566    543,104  08/81 08/81 20 Yrs
Avada, CO             None     305,000   1,759,608    35,242          305,000   1,797,145   2,102,145  1,245,866  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    13,948          247,000   1,125,307   1,372,307    792,923  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    10,359          157,000     812,437     969,437    573,665  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994     4,926          260,000   1,018,920   1,278,920    675,221  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487    26,104          342,000   1,544,591   1,886,591  1,015,007  03/84 04/83 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $114,037       $1,759,000  $8,399,698 $10,158,698 $5,853,319
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1994             $10,088,575     $4,569,540
                 Additions                                 27,159        414,792
                                                      -----------     ----------
               Balance at December 31, 1994            10,115,734      4,984,332
                 Additions                                 42,964        434,494
                                                      -----------     ----------
               Balance at December 31, 1995            10,158,698      5,418,826
                 Additions                                               434,493
                                                      -----------     ----------
               Balance at December 31, 1996           $10,158,698     $5,853,319
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $10,250,000.

                                     EXHIBIT 2


                                 March 28, 1997

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1996              Dec. 31, 1995

Vallejo, California                   85%                        80%

Santa Rosa, California
both stages)                          85%                        91%

Arvada, California                    80%                        83%

Las Vegas, Nevada                     84%                        89%

Federal Heights, Colorado             87%                        86%

Colorado Springs, Colorado            88%                        82%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 424-2655. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President