Form 10-K
period 1997-12-31
DSI REALTY INCOME FUND VI
filed 1998-04-01
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 1997. or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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

Registrants telephone number, including area code-(562)493-8881

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1997, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1997, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1997, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 1997 and December 31, 1996 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 1997     Ended Dec. 31, 1996

Vallejo, California                  88%                  85%

Santa Rosa, California
(both properties)                    90%                  85%

Arvada, Colorado                     82%                  80%

Las Vegas, Nevada                    77%                  84%

Federal Heights, Colorado            87%                  87%

Colorado Springs, Colorado           86%                  86%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 1997 had 837 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $15.20 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1997 and $15.00 per Limited Partnership Unit for the year ended December 31, 1996. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, and 1993
--------------------------------------------------------------------------------
                     1997         1996         1995         1994         1993
                     ----         ----         ----         ----         ----

REVENUES          $2,525,636   $2,522,074   $2,513,723   $2,410,812   $2,218,414

COSTS AND
EXPENSES           1,491,433    1,476,606    1,406,458    1,329,740    1,256,159
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,034,203   $1,045,468   $1,107,265   $1,081,072   $  962,255
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $4,469,563   $4,903,842   $5,285,147   $5,565,612   $5,842,854
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES
                  $1,443,997   $1,492,765   $1,522,244   $1,487,138   $  955,785
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    60.83    $   60.00   $    57.50   $    57.50   $    40.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    43.10   $    43.57   $    46.15   $    45.06   $    40.11
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


1997 COMPARED TO 1996

     Total revenues increased from $2,522,074 in 1996 to $2,564,305 in 1997, while total expenses increased from $1,476,606 to $1,530,106 resulting in a decrease in net income from $1,045,468 to $1,034,203. Rental revenues increased as a result of higher unit rental rates as average occupancy remained at 85% for the Partnership's seven mini-storage facilities in 1997 as compared to 1996. The increase in operating expenses of approximately $58,300 (9.6%) was due primarily to increases in repairs and maintenance, real estate tax expense and salaries and wages partially offset by a decrease in yellow pages advertising costs. General and administrative expenses increased approximately $8,500 (6.0%) primarily as a result of an increase in office expenses. The General Partners' incentive management fee remained constant. Property management fees, which are based on revenues, increased slightly as a result of the increase in rental revenue.


1996 COMPARED TO 1995

     Total revenues increased from $2,513,723 in 1995 to $2,522,074 in 1996, while total expenses increased from $1,406,458 to $1,476,606 resulting in a decrease in net income from $1,107,265 to $1,045,468. Rental revenues remained relatively constant as average occupancy remained at 85% for the Partnership's seven mini-storage facilities in 1996 as compared to 1995. The increase in operating expenses of approximately $58,900 (10.8%) was due primarily to increases in yellow pages advertising costs, real estate tax expense and salaries and wages. General and administrative expenses increased approximately $13,400 (10.3%) primarily as a result of higher legal and professional fees. The General Partners' incentive management fee decreased slightly as a result of the decrease in cash available for distribution on which this fee is based. Property management fees remained relatively constant.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by approximately $48,800 (3.3%) in 1997 compared to 1996 primarily due to the decrease in net income, depreciation and customers deposits and other liabilities partially offset by an increase in incentive management fee payable. Net cash provided by operating activities decreased by approximately $29,000 (1.9%) in 1996 compared to 1995 primarily due to the decrease in net income partially offset by an increase in customer deposits and other liabilities.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 3%, 3%, and 2.5% were declared and paid on December 15, 1997, 1996 and 1995, respectively. These actions were the result of the Partnership's increased cash flow from the operations of tis properties.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1997, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 64 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 68 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 74 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1997, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1997, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1997 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1997, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1997.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 27, 1998
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 27, 1998
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 27, 1998
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 27, 1998
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1997, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                         1997        1996        1995        1994        1993

REVENUES              $2,525,636  $2,522,074  $2,513,723  $2,410,812  $2,218,414

COSTS AND EXPENSES     1,491,433   1,476,606   1,406,458   1,329,740   1,256,159
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $1,034,203  $1,045,468  $1,107,265  $1,081,072  $  962,255
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $4,469,563  $4,903,842  $5,285,147  $5,565,612  $5,842,854
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,443,997  $1,492,765  $1,522,244   1,487,138  $  955,785
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    60.83  $    60.00  $    57.50  $    57.50  $    40.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    43.10  $    43.57  $    46.15  $    45.06  $    40.11
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1997.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,034,203    $ 4,101,548
Excess tax depreciation                                   34,166     (1,971,540)
Accrued property taxes                                                  (88,000)
Deferred rental revenues                                                 71,946
Accrued incentive management fees                                       (16,219)
Acquisition costs capitalized for tax purposes                          134,382
Accrued distributions to partners                                       269,920
Other                                                    (19,981)        (1,995)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,048,388    $ 2,500,042
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     44.14
                                                     ===========

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1997 and 1996                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1997                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1997                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1997                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership(the "Partnership") as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


February 3, 1998

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                  1997             1996

CASH AND CASH EQUIVALENTS                          $   529,808       $   560,121

PROPERTY, net(Notes 1, 2 and 3)                      3,900,913         4,305,379

OTHER ASSETS                                            38,342            38,342
                                                   -----------       -----------
TOTAL                                              $ 4,469,563       $ 4,903,842
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                11,264
Property management fees payable (Note 1)                13,037           12,082
Customer deposits and other liabilities                  73,794           94,939
                                                    -----------      -----------
Total liabilities                                       368,015          376,941
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                        (52,270)        (48,017)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 1997 and 1996)                        4,153,818        4,574,918
                                                   ------------      -----------
Total partners' equity                                4,101,548        4,526,901
                                                   ------------      -----------
TOTAL                                               $ 4,469,563      $ 4,903,842
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                               1997         1996         1995

REVENUES:
Rental revenues                              $2,546,164   $2,502,484  $2,496,840
Interest income                                  18,142       19,590      16,883
                                             ----------   ----------   ---------
Total revenues                                2,564,306    2,522,074   2,513,723
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation (Note 2)                          419,220      434,493     434,494
 Operating                                      663,276      604,938     545,983
 General and administrative                     152,457      143,822     130,461
 General partners' incentive
  management fee (Note 4)                       142,380      143,203     146,392
 Property management
  fee (Note 1)                                  152,770      150,150     149,128
                                             ----------   ----------   ---------
Total expenses                                1,530,103    1,476,606   1,406,458
                                             ----------   ----------   ---------
NET INCOME                                   $1,034,203   $1,045,468  $1,107,265
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,023,861   $1,035,013  $1,096,192
General partners                                 10,342       10,455      11,073
                                             ----------   ----------  ----------
TOTAL                                        $1,034,203   $1,045,468  $1,107,265
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    43.10   $    43.57   $    46.15
                                             ==========   ==========   =========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1995             $(41,352)      5,234,694       5,193,342

 Net income                              11,073       1,096,192       1,107,265

 Distributions                          (13,796)     (1,365,801)     (1,379,597)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($44,075)    $ 4,965,085     $ 4,921,010

 Net income                              10,455       1,035,013       1,045,468

 Distributions                          (14,397)     (1,425,180)     (1,439,577)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31,1996            $(48,017)    $ 4,574,918     $ 4,526,901

 Net income                            $ 10,342       1,023,861       1,034,203

 Distributions                          (14,595)     (1,444,961)     (1,459,556)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1997           $(52,270)    $ 4,153,818     $ 4,101,548


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                            1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,034,203   $ 1,045,468   $ 1,107,265
Adjustments to reconcile net
 income to net cash provided
 by operating activities:                   419,220       434,493       434,494
Depreciation
Changes in assets and liabilities:
 Other assets                                  (500)                    (11,382)
 Incentive management fee payable
  to general partners                        11,264        (3,775)       (1,486)
 Property management fees payable               955          (331)        3,777
 Customer deposits and other liabilities    (21,145)       16,910       (10,424)
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,443,997     1,492,765     1,522,244

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,459,556)   (1,439,577)   (1,379,597)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (14,754)                    (42,964)
                                        -----------    -----------    ---------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (30,313)       53,188        99,683

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        560,121       506,933       407,250
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   529,808   $   560,121   $   506,933
                                        ===========   ===========   ============

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1997


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

     The Partnership owns seven mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; Las Vegas, Nevada and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is primarily composed of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,601,506.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 1997, and 1996, 1995).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. No impairment losses were required in 1997, 1996 or 1995.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

3.   PROPERTY

     At December 31, 1997 and 1996, the total cost of property and accumulated depreciation are as follows:

                                                  1997                1996
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,414,452          8,399,698
                                              -----------        -----------

       Total                                   10,173,452         10,158,698
       Less accumulated depreciation           (6,272,539)        (5,853,319)
                                              -----------         ----------

       Property, net                          $ 3,900,913         $ 4,305,379
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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the financial statements of DSI Realty Income Fund VI (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund VI, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


February 3, 1998

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $19,943         $258,000  $1,340,732  $1,598,732 $1,074,073  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346    15,974          190,000     775,320     965,320    581,071  08/81 08/81 20 Yrs
Avada, CO             None     305,000   1,759,608    37,537          305,000   1,797,145   2,102,145  1,333,850  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    13,948          247,000   1,125,307   1,372,307    852,923  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    10,359          157,000     812,437     969,437    613,770  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994     4,926          260,000   1,018,920   1,278,920    725,921  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487    26,104          342,000   1,544,591   1,886,591  1,090,931  03/84 04/83 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $128,891       $1,759,000  $8,414,452 $10,173,452 $6,272,539
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1995              10,115,734      4,984,332
                 Additions                                 42,964        434,494
                                                      -----------     ----------
               Balance at December 31, 1995            10,158,698      5,418,826
                 Additions                                               434,493
                                                      -----------     ----------
               Balance at December 31, 1996            10,158,698      5,853,319
                 Additions                                 14,754        419,220
                                                      -----------     ----------
               Balance at December 31, 1997           $10,173,452     $6,272,539
                                                      ===========     ==========

                                     EXHIBIT 2


                                 March 27, 1998

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1997 and December 31, 1996 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1997              Dec. 31, 1996

Vallejo, California                   88%                        85%

Santa Rosa, California
both stages)                          90%                        85%

Arvada, California                    82%                        80%

Las Vegas, Nevada                     77%                        84%

Federal Heights, Colorado             87%                        87%

Colorado Springs, Colorado            86%                        88%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President