Form 10-K
period 1998-12-31
DSI REALTY INCOME FUND VI
filed 1999-04-01
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 1998. or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

Commission File No. 2-68926.

DSI REALTY INCOME FUND VI, a California Limited Partnership (Exact name of registrant as specified in governing instruments)

_________California___________________________95-3633566_____
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization                 identification
                                              number

         6700 E. Pacific Coast Hwy., Long Beach, California 9O8O3
         (Address of principal executive offices)     (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 1998 and December 31, 1997 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 1998     Ended Dec. 31, 1997

Vallejo, California                  93%                  90%

Santa Rosa, California
(both stages)                        90%                  89%

Arvada, Colorado                     86%                  86%

Las Vegas, Nevada                    74%                  74%

Federal Heights, Colorado            88%                  87%

Colorado Springs, Colorado           87%                  80%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 1998 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 1998 had 838 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $16.45 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and $15.20 per Limited Partnership Unit for the year ended December 31, 1997 and $15.00 per Limited Partnership Unit for the year ended December 31, 1996. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995, and 1994
--------------------------------------------------------------------------------
                     1998         1997         1996         1995         1994
                     ----         ----         ----         ----         ----

REVENUES          $2,778,744   $2,564,306   $2,522,074   $2,513,723   $2,410,812

COSTS AND
EXPENSES           1,551,834    1,530,103    1,476,606    1,406,458    1,329,740
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,226,910   $1,034,203   $1,045,468   $1,107,265   $1,081,072
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $4,114,006   $4,469,563   $4,903,842   $5,285,147   $5,565,612
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES
                  $1,626,928   $1,443,997   $1,492,765   $1,522,244   $1,487,138
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    51.14   $    43.10   $    43.57   $    46.15   $    45.06
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    65.82   $    60.83   $    60.00   $    57.50   $    57.50
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


1998 COMPARED TO 1997

     Total revenues increased from $2,564,306 in 1997 to $2,778,744 in 1998, while total expenses inreased from $1,530,103 to $1,551,834 resulting in an increase in net income from $1,034,203 to $1,226,910. Rental revenues increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 86.2% for the year 1998 as compared to 85.0% for 1997. The decrease in operating expenses of approximately $11,200 (1.7%) was due to a decrease in repairs and maintenance expense. General and administrative expenses increased approximately $8,700 (6.0%) primarily as a result of relatively insignificant fluctuations in various expense accounts. The General Partners' incentive management fee which is based on cash available for distributions, increased as a result of the increase in net income. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.



1997 COMPARED TO 1996

     Total revenues increased from $2,522,074 in 1996 to $2,564,306 in 1997, while total expenses increased from $1,476,606 to $1,530,103 resulting in a decrease in net income from $1,045,468 to $1,034,203. Rental revenues increased as a result of higher unit rental rates as average occupancy remained at 85% for the Partnership's seven mini-storage facilities in 1997 as compared to 1996. The increase in operating expenses of approximately $58,300 (9.6%) was due primarily to increases in repairs and maintenance, real estate tax expense and salaries and wages partially offset by a decrease in yellow pages advertising costs. General and administrative expenses increased approximately $8,500 (6.0%) primarily as a result of an increase in office expenses. The General Partners' incentive management fee remained constant. Property management fees, which are based on revenues, increased slightly as a result of the increase in rental revenue.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $182,900 (12.7%) in 1998 compared to 1997 primarily due to the increase in net income partially offset by an increase in other assets. Net cash provided by operating activities decreased by approximately $48,800 (3.3%) in 1997 compared to 1996 primarily due to the decrease in net income, depreciation and customer deposits and other liabilities partially offset by an increase in incentive management fees payable.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 4%, 3% and 3% were declared and paid on December 15, 1998, 1997 and 1996 respectively. The increase in special distribution percentage in the current year as the result of the Partnership's increased cash flow from the operations of its properties.

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

     The Year 2000 issue refers to the inability of certain computer systems to recognize a date using "00" as the Year 2000. The Partnership has imple-mented a Year 2000 program, which has three phases: (1) identification;
(2) remediation; and (3) testing and verification. The Partnership, as well as the property management company and the Partnership's warehouse facilities have completed those phases. Computer programs have been upgraded and tested to function properly with respect to the dates in the year 2000 and thereafter. Year 2000 compliance costs are nominal and have been expensed in the regular course of business. The Partnership provides no assurance that third-party suppliers and customers will be compliant. Nevertheless, the Partnership does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1998, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 65 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 69 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 75 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1998, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1998, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1998.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 1999
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 1999
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 1999
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 31, 1999
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                         1998        1997        1996        1995        1994

REVENUES              $2,778,744  $2,564,306  $2,522,074  $2,513,723  $2,410,812

COSTS AND EXPENSES     1,551,834   1,530,103   1,476,606   1,406,458   1,329,740
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $1,226,910  $1,034,203  $1,045,468  $1,107,265  $1,081,072
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $4,114,006  $4,469,563  $4,903,842  $5,285,147  $5,565,612
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,626,928  $1,443,997  $1,492,765  $1,522,244   1,487,138
                      ==========  ==========  ==========  ==========  ==========

NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    51.14  $    43.10  $    43.57  $    46.15  $    45.06
                      ==========  ==========  ==========  ==========  ==========

CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    65.82  $    60.83  $    60.00  $    57.50  $    57.50
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1998.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,226,910    $ 3,749,225
Excess tax depreciation                                  190,193     (1,781,347)
State taxes                                              (19,695)
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                                 71,946
Accrued distributions to partners                                       269,920
Accrued property taxes                                                  (88,000)
Other                                                                    (1,995)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,397,408    $ 2,337,912
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     58.83
                                                     ===========

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1998 and 1997                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1998                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1998                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1998                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership(the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Deloitte & Touche

February 5, 1999

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                  1998             1997

CASH AND CASH EQUIVALENTS                          $   546,110       $   529,808

PROPERTY, net(Notes 1, 2 and 3)                      3,513,086         3,900,913

OTHER ASSETS                                            54,810            38,842
                                                   -----------       -----------
TOTAL                                              $ 4,114,006       $ 4,469,563
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                 7,947           11,264
Property management fees payable (Note 1)                13,120           13,037
Customer deposits and other liabilities                  73,794           73,794
                                                    -----------      -----------
Total liabilities                                       364,781          368,015
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                        (55,794)        (52,270)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 1998 and 1997)                        3,805,019       4,153,818
                                                   ------------      -----------
Total partners' equity                                3,749,225       4,101,548
                                                   ------------      -----------
TOTAL                                               $ 4,114,006      $4,469,563
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                               1998         1997         1996

REVENUES:
Rental revenues                              $2,760,387   $2,546,164  $2,502,484
Interest income                                  18,357       18,142      19,590
                                             ----------   ----------   ---------
Total revenues                                2,778,744    2,564,306   2,522,074
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation (Note 2)                          419,220      419,220     434,493
 Operating                                      652,053      663,276     604,938
 General and administrative                     161,161      152,457     143,822
 General partners' incentive
  management fee (Note 4)                       154,541      142,380     143,203
 Property management
  fee (Note 1)                                  164,859      152,770     150,150
                                             ----------   ----------   ---------
Total expenses                                1,551,834    1,530,103   1,476,606
                                             ----------   ----------   ---------
NET INCOME                                   $1,226,910   $1,034,203  $1,045,468
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,214,641   $1,023,861  $1,035,013
General partners                                 12,269       10,342      10,455
                                             ----------   ----------  ----------
TOTAL                                        $1,226,910   $1,034,203  $1,045,468
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $     51.14   $    43.10  $    43.57
                                             ==========   ==========   =========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total



BALANCE AT JANUARY 1, 1996             ($44,075)    $ 4,965,085     $ 4,921,010

 Net income                              10,455       1,035,013       1,045,468

 Distributions                          (14,397)     (1,425,180)     (1,439,577)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1996           $(48,017)    $ 4,574,918     $ 4,526,901

 Net income                            $ 10,342       1,023,861       1,034,203

 Distributions                          (14,595)     (1,444,961)     (1,459,556)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1997           $(52,270)    $ 4,153,818     $ 4,101,548

 Net income                              12,269       1,214,641       1,226,910

 Distributions                          (15,793)     (1,563,440)     (1,579,233)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1998           $(55,794)    $ 3,805,019     $ 3,749,225

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                            1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,226,910   $ 1,034,203   $ 1,045,468
Adjustments to reconcile net
 income to net cash provided
 by operating activities:                   419,220       419,220       434,493
Depreciation
Changes in assets and liabilities:
 Other assets                               (15,968)         (500)
 Incentive management fee payable
  to general partners                        (3,317)       11,264        (3,775)
 Property management fees payable                83           955          (331)
 Customer deposits and other liabilities                  (21,145)       16,910
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,626,928     1,443,997     1,492,765

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,579,233)   (1,459,556)   (1,439,577)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (31,393)      (14,754)
                                        -----------    -----------    ---------
NET INCREASE(DECREASE)IN CASH AND
CASH EQUIVALENTS                             16,302       (30,313)       53,188

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        529,808       560,121       506,933
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   546,110   $   529,808   $   560,121
                                        ===========   ===========   ============

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1998


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

     Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,411,313.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 1998, and 1997, 1996).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. No impairment losses were required in 1998, 1997 or 1996.

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

3.   PROPERTY

     At December 31, 1998 and 1997, the total cost of property and accumulated depreciation are as follows:

                                                  1998                1997
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,445,845          8,414,452
                                              -----------        -----------

       Total                                   10,204,845         10,173,452
       Less accumulated depreciation           (6,691,759)        (6,272,539)
                                              -----------         ----------

       Property, net                          $ 3,513,086        $ 3,900,913
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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Partnership operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the financial statements of DSI Realty Income Fund VI (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presnetation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


February 5, 1999

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $19,943         $258,000  $1,340,732  $1,598,732 $1,140,613  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346    22,011          190,000     781,357     971,357    619,039  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    37,537          305,000   1,797,145   2,102,145  1,421,834  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    13,948          247,000   1,125,307   1,372,307    912,923  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    16,735          157,000     818,813     975,813    653,874  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994     4,926          260,000   1,018,920   1,278,920    776,621  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487    45,084          342,000   1,563,571   1,905,571  1,166,855  03/84 04/83 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $160,184       $1,759,000  $8,445,845 $10,204,845 $6,691,759
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1996              10,158,698      5,418,826
                 Additions                                               434,493
                                                      -----------     ----------
               Balance at December 31, 1996            10,158,698      5,853,319
                 Additions                                 14,754        419,220
                                                      -----------     ----------
               Balance at December 31, 1997           $10,173,452     $6,272,539
                 Additions                                 31,393        439,220
                                                      -----------     ----------
               Balance at December 31, 1998           $10,204,845     $6,691,759
                                                      ===========     ==========

                                     EXHIBIT 2


                                 March 31, 1999

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1998 and December 31, 1997 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1998              Dec. 31, 1997

Vallejo, California                   93%                        90%

Santa Rosa, California
both stages)                          90%                        89%

Arvada, California                    86%                        86%

Las Vegas, Nevada                     74%                        74%

Federal Heights, Colorado             88%                        87%

Colorado Springs, Colorado            87%                        80%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President