Form 10-K
period 1999-12-31
DSI REALTY INCOME FUND VI
filed 2000-03-30
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 1999. or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 1999     Ended Dec. 31, 1998

Vallejo, California                  91%                  92%

Santa Rosa, California
(both stages)                        86%                  88%

Arvada, Colorado                     87%                  87%

Las Vegas, Nevada                    79%                  77%

Federal Heights, Colorado            85%                  86%

Colorado Springs, Colorado           82%                  84%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 1999 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 1999 had 830 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $16.55 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and $16.45 per Limited Partnership Unit for the year ended December 31, 1998 and $15.20 per Limited Partnership Unit for the year ended December 31, 1997. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996, and 1995
--------------------------------------------------------------------------------
                     1999         1998         1997         1996         1995
                     ----         ----         ----         ----         ----
TOTAL
REVENUES          $2,887,720   $2,778,744   $2,564,306   $2,522,074   $2,513,723

TOTAL
EXPENSES           1,619,474    1,551,834    1,530,103    1,476,606    1,406,458
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,268,246   $1,226,910   $1,034,203   $1,045,468   $1,107,265
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,796,535   $4,114,006   $4,469,563   $4,903,842   $5,285,147
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES
                  $1,684,625   $1,626,928   $1,443,997   $1,492,765   $1,522,244
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    52.86   $    51.14   $    43.10   $    43.57   $    46.15
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    66.20   $    65.82   $    60.83   $    60.00   $    57.50
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Total revenues increased from $2,887,720 in 1999, while total expenses increased from $1,551,834 to $1,619,474 resulting in an increase in net income from $1,226,910 to $1,268,246. Rental revenues increased as a result of higher unit rental rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 85.1% for the year 1999 as compared to 86.2% for 1998.
The increase in operating expenses of approximately $47,400 (6.9%) was due primarily to increases in yellow pages advertising costs, real estate tax and security alarm services expenses, partially offset by a decrease in repairs and maintenance expense. General and administrative expenses increased approximately $9,100 (7.0%) primarily as a result of an increase in office supplies and printing expense. The General Partners' incentive management fee which is based on cash available for distribution, increased as a result of the increase in rental revenue.

1998 COMPARED TO 1997

     Total revenues increased from $2,564,306 in 1997 to $2,778,744 in 1998, while total expenses increased from $1,530,103 to $1,551,834 resulting in an increase in net income from $1,034,203 to $1,226,910. Rental revenues increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 86.2% for the year 1998 as compared to 85.0% for 1997. The decrease in operating expenses of approximately $4,500 (0.7%) was due to a primarily to a decrease in repairs and maintenance expense. General and administrative remained constant. The General Partners' incentive management fee which is based on cash available for distributions, increased as a result of the increase in net income. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $57,700 (3.5%) in 1999 compared to 1998 primarily due to the increase in net income. Net cash provided by operating activities increased by approximately $182,900 (12.7%) in 1998 compared to 1997 primarily due to the increase in net income partially offset by an increase in other assets.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 4%, 4% and 3% were declared and paid on December 15, 1999, 1998 and 1997 respectively.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1999, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 66 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 70 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 76 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1999, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1999, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1999.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2000
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2000
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2000
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 31, 2000
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                         1999        1998        1997        1996        1995

TOTAL
REVENUES             $2,887,720  $2,778,744  $2,564,306  $2,522,704  $2,513,723

TOTAL
EXPENSES              1,619,474   1,551,834   1,530,103   1,476,606   1,406,458

NET INCOME            1,268,246   1,226,910   1,034,203   1,045,468   1,107,265

TOTAL ASSETS          3,796,535   4,114,006   4,469,563   4,903,842   5,285,147

NET CASH PROVIDED
BY OPERATING
ACTIVITIES            1,684,625   1,626,928   1,443,997   1,492,765   1,522,244

NET INCOME
PER LIMITED
PARTNERSHIP UNIT      $   52.86   $   51.14   $   43.10   $   43.57   $   46.15

CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $   66.20   $   65.82   $   60.83   $   60.00   $   57.50




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1999.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,268,246    $ 3,429,026
Excess tax depreciation                                  413,130     (1,368,217)
State taxes                                              (28,905)
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                                 71,946
Accrued distributions to partners                                       269,920
Accrued property taxes                                                  (88,000)
Other                                                                    (1,995)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,652,471    $ 2,430,843
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     69.57
                                                     ===========

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1999 and 1998                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1999                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1999                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1999                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership(the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Deloitte & Touche
Los Angeles, California


January 28, 2000

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                  1999             1998

CASH AND CASH EQUIVALENTS                          $   559,869       $   546,110

PROPERTY, Net(Notes 1 and 3)                         3,176,287         3,513,086

OTHER ASSETS                                            60,379            54,810
                                                   -----------       -----------
TOTAL                                              $ 3,796,535       $ 4,114,006
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                 9,424            7,947
Property management fees payable (Note 1)                14,371           13,120
Customer deposits and other liabilities                  73,794           73,794
                                                    -----------      -----------
Total liabilities                                       367,509          364,781
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                        (58,996)        (55,794)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 1999 and 1998)                        3,488,022       3,805,019
                                                   ------------      -----------
Total partners' equity                                3,429,026       3,749,225
                                                   ------------      -----------
TOTAL                                               $ 3,796,535      $4,114,006
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                               1999         1998         1997

REVENUES:
Rental                                       $2,877,374   $2,760,387  $2,546,164
Interest income                                  10,346       18,357      18,142
                                             ----------   ----------   ---------
Total revenues                                2,887,720    2,778,744   2,564,306
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                   419,220      419,220     419,220
 Operating                                      730,031      682,642     687,134
 General and administrative                     139,652      130,572     128,599
 General partners' incentive
  management fee (Note 4)                       158,369      154,541     142,380
 Property management
  fee (Note 1)                                  172,202      164,859     152,770
                                             ----------   ----------   ---------
Total expenses                                1,619,474    1,551,834   1,530,103
                                             ----------   ----------   ---------
NET INCOME                                   $1,268,246   $1,226,910  $1,034,203
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,255,564   $1,214,641  $1,023,861
General partners                                 12,682       12,269      10,342
                                             ----------   ----------  ----------
TOTAL                                        $1,268,246   $1,226,910  $1,034,203
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $     52.86   $    51.14  $    43.10
                                             ==========   ==========   =========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1997             $(48,017)    $ 4,574,918     $ 4,526,901

 Net income                            $ 10,342       1,023,861       1,034,203

 Distributions                          (14,595)     (1,444,961)     (1,459,556)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1997           $(52,270)    $ 4,153,818     $ 4,101,548

 Net income                              12,269       1,214,641       1,226,910

 Distributions                          (15,793)     (1,563,440)     (1,579,233)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1998           $(55,794)    $ 3,805,019     $ 3,749,225

 Net income                              12,682       1,255,564       1,268,246

 Distributions                          (15,884)     (1,572,561)     (1,588,445)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1999           $(58,996)    $ 3,488,022     $ 3,429,026


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                            1999          1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,268,246   $ 1,226,910   $ 1,034,203
Adjustments to reconcile net
 income to net cash provided
 by operating activities:                   419,220       419,220       419,220
Depreciation
Changes in assets and liabilities:
 Other assets                                (5,569)      (15,968)         (500)
 Incentive management fee payable
  to general partners                         1,477        (3,317)       11,264
 Property management fees payable             1,251            83           955
 Customer deposits and other liabilities                                (21,145)
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,684,625     1,626,928     1,443,997

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (82,421)      (31,393)      (14,754)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,588,445)   (1,579,233)   (1,459,556)

                                        -----------    -----------    ---------
NET INCREASE(DECREASE)IN CASH AND
CASH EQUIVALENTS                             13,759        16,302       (30,313)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        546,110       529,808       560,121
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   559,869   $   546,110   $   529,808
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1999


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $998,183.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 1999, 1998, and 1997).

     Reclassifications - Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. No impairment losses were required in 1999, 1998 or 1997.

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

3.   PROPERTY

     At December 31, 1999 and 1998, the total cost of property and accumulated depreciation are as follows:

                                                  1999                1998
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,528,266          8,445,845
                                              -----------        -----------

       Total                                   10,287,266         10,204,845
       Less accumulated depreciation           (7,110,979)        (6,691,759)
                                              -----------         ----------

       Property, net                          $ 3,176,287        $ 3,513,086
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated one percent of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or loss es from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the project.

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of the cash available for distribution on a cumulative basis.

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the financial statements of DSI Realty Income Fund VI (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


January 28, 2000

Deloitte & Touche, LLP
Los Angeles, California

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $35,144     $258,000  $1,355,933  $1,613,933 $(1,207,153)  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346    36,686      190,000     796,032     986,032    (657,007)  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    37,537      305,000   1,797,145   2,102,145  (1,509,818)  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    33,250      247,000   1,144,609   1,391,609    (972,923)  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    32,236      157,000     834,314     991,314    (693,978)  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994     4,926      260,000   1,018,920   1,278,920    (827,321)  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487    62,826      342,000   1,581,313   1,923,313  (1,242,779)  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $242,605   $1,759,000  $8,528,266 $10,287,266 $(7,110,979)
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1997              10,158,698      5,853,319
                 Additions                                 14,754        419,220
                                                      -----------     ----------
               Balance at December 31, 1997           $10,173,452     $6,272,539
                 Additions                                 31,393        419,220
                                                      -----------     ----------
               Balance at December 31, 1998           $10,204,845     $6,691,759
                 Additions                                 82,421        419,220
                                                      -----------     ----------
               Balance at December 31, 1999           $10,287,266     $7,110,979
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

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1999              Dec. 31, 1998

Vallejo, California                   92%                        91%

Santa Rosa, California
both stages)                          86%                        88%

Arvada, California                    87%                        88%

Las Vegas, Nevada                     79%                        77%

Federal Heights, Colorado             85%                        86%

Colorado Springs, Colorado            82%                        84%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President