Form 10-K
period 2000-12-31
DSI REALTY INCOME FUND VI
filed 2001-03-29
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2000, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 2000 and December 31, 1999 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2000     Ended Dec. 31, 1999

Vallejo, California                  93%                  91%

Santa Rosa, California
(both stages)                        87%                  86%

Arvada, Colorado                     86%                  87%

Las Vegas, Nevada                    86%                  79%

Federal Heights, Colorado            87%                  85%

Colorado Springs, Colorado           87%                  82%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2000 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2000 had 815 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $19.12 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $16.55 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and $16.45 per Unit for the year ended December 31, 1998. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998, 1997, and 1996
--------------------------------------------------------------------------------
                     2000         1999         1998         1997         1996
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $3,121,611   $2,887,720   $2,778,744   $2,564,306   $2,522,074

TOTAL
EXPENSES           1,742,859    1,619,474    1,551,834    1,530,103    1,476,606
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,378,752   $1,268,246   $1,226,910   $1,034,203   $1,045,468
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,372,953   $3,796,535   $4,114,006   $4,469,563   $4,903,842
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES        $1,860,986   $1,684,625   $1,626,928   $1,443,997   $1,492,765
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING         $1,860,986   $1,684,625   $1,626,928   $1,443,997   $1,492,765
INVESTING            (48,969)     (82,421)     (31,393)     (14,754)
FINANCING         (1,834,963)  (1,588,445)  (1,579,233)  (1,459,556) (1,439,577)


CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    76.48   $    66.20   $    65.82   $    60.83   $    60.00
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     Total revenues increased from $2,877,374 in 1999 to $3,109,493 in 2000, while total expenses increased from $1,619,474 to $1,742,859 and other income increased from $10,346 to $12,118, resulting in an increase in net income from $1,268,246 to $1,378,752. Rental revenues increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Parntership's seven mini-storage facilities averaged 88.0% for the year 2000 as compared to 85.1% for 1999. The increase in operating expenses of approximately $36,200 (5.0%) was due primarily to increases in repairs and maintenance, salaries and wages and workers compensation insurance expenses, partially offfset by a decrease in yellow pages advertising costs. General and administrative expenses re-mained relatively constant. The General Partners' incentive management fee which is based on cash available for distribution, increased as a result of the increase in net income. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.

1999 COMPARED TO 1998

     Total revenues increased from $2,760,387 in 1998 to $2,877,374 in 1999, while total expenses increased from $1,551,834 to $1,619,474 and other income decreased from $18,357 to $10,346, resulting in an increase in net income from $1,226,910 to $1,268,246. Rental revenues increased as a result of higher unit rental rates. Occupancy levels for the Partnership's seven mini-storage facil-ities averaged 85.1% for the year 1999 as compared to 86.2% for 1998. The in-crease in operating expenses of approximately $47,400 (6.9%) was due primarily to increases in yellow pages advertising costs, real estate tax and security alarm services expenses, partially offset by a decrease in repairs and main-tenance expense. General and administrative expenses increased approximately $9,100 (7.0%) primarily as a result of an increase in office supplies and printing expense. The General Partners' incentive management fee which is based on cash available for distribution, increased as a result of the increase in net income. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consists mainly of expenses such as legal and professional, office suplies, postage, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $176,400 (10.5%) in 2000 compared to 1999 primarily due to the increase in net income, depreciation and other liabilities, partially offset by an increase in other assets. Net cash provided by operating activities increased by approxi-mately $57,700 (3.5%) in 1999 compared to 1998 primarily due to the increase in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 6%, 4% and 4% were declared and paid on December 15, 2000, 1999, and 1998 respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distribtuions for the next twelve months and beyond.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2000 and 1999 was a follows:

                                         2000 Quarter Ended
                                         ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $753,692    $756,917    $803,919     $794,965

Net income                     326,017     315,741     364,789      372,205

Net income per
 limited partnership unit     $  13.59    $  13.16    $  15.20     $  15.51

Weighted average limited
partnership unit                23,753      23,753      23,753       23,753

                                         1999 Quarter Ended
                                         ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $698,590    $706,590    $741,280     $730,914

Net income                     290,607     269,060     326,916      381,663

Net income per
 limited partnership unit     $  12.11    $  11.21    $  13.63     $  15.91

Weighted average limited
partnership unit                23,753      23,753      23,753       23,753

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2000, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 67 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 71 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 77 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2000, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2000, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2000.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2001
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2001
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 30, 2001
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 30, 2001
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
                     2000         1999         1998         1997         1996
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $3,121,611   $2,887,720   $2,778,744   $2,564,306   $2,522,074

TOTAL
EXPENSES           1,742,859    1,619,474    1,551,834    1,530,103    1,476,606
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,378,752   $1,268,246   $1,226,910   $1,034,203   $1,045,468
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,372,953   $3,796,535   $4,114,006   $4,469,563   $4,903,842
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES        $1,860,986   $1,684,625   $1,626,928   $1,443,997   $1,492,765
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING         $1,860,986   $1,684,625   $1,626,928   $1,443,997   $1,492,765
INVESTING            (48,969)     (82,421)     (31,393)     (14,754)
FINANCING         (1,834,963)  (1,588,445)  (1,579,233)  (1,459,556) (1,439,577)


CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    76.48   $    66.20   $    65.82   $    60.83   $    60.00
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2000.

                                                          Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 1,378,752    $ 2,972,815
Excess tax depreciation                                  462,449       (905,768)
Accrued revenue                                                          10,169
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                                 61,782
Accrued distributions to partners                                       269,920
Accrued property taxes                                                  (88,000)
Other                                                    (35,494)        (2,000)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,805,707    $ 2,437,081
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     75.26
                                                     ===========

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 2000 and 1999                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2000                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 2000                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2000                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership(the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted in the
United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by estimates, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche
Los Angeles, California


February 2, 2001

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                  2000             1999

CASH AND CASH EQUIVALENTS                          $   537,423       $   559,869

PROPERTY, Net (Note 3)                               2,755,151         3,176,287

OTHER ASSETS                                            80,379            60,379
                                                   -----------       -----------
TOTAL                                              $ 3,372,953       $ 3,796,535
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                17,792            9,424
Property management fees payable                         15,433           14,371
Customer deposits and other liabilities                  96,993           73,794
                                                    -----------      -----------
Total liabilities                                       400,138          367,509
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (63,557)        (58,996)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2000 and 1999)                        3,036,372       3,488,022
                                                   ------------      -----------
Total partners' equity                                2,972,815       3,429,026
                                                   ------------      -----------
TOTAL                                               $ 3,372,953      $3,796,535
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                               2000         1999         1998

REVENUES:
Rental                                       $3,109,493   $2,877,374  $2,760,387
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                   469,605      419,220     419,220
 Operating                                      766,261      730,031     682,642
 General and administrative                     141,759      139,652     130,572
 General partners' incentive
  management fee (Note 4)                       178,665      158,369     154,541
 Property management
  fee                                           186,569      172,202     164,859
                                             ----------   ----------   ---------
Total expenses                                1,742,859    1,619,474   1,551,834
                                             ----------   ----------   ---------
OPERATING INCOME                             $1,366,634   $1,257,900  $1,208,553

OTHER INCOME -
 Interest income                                 12,118       10,346      18,357
                                             ----------   ----------  ----------
NET INCOME                                   $1,378,752   $1,268,246  $1,226,910
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,364,964   $1,255,564  $1,214,641
General partners                                 13,788       12,682      12,269
                                             ----------   ----------  ----------
TOTAL                                        $1,378,752   $1,268,246  $1,226,910
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $    57.64   $    52.86   $   51.14
                                             ==========   ==========   =========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1998             $(52,270)    $ 4,153,818     $ 4,101,548

 Net income                              12,269       1,214,641       1,226,910

 Distributions                          (15,793)     (1,563,440)     (1,579,233)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1998           $(55,794)    $ 3,805,019     $ 3,749,225

 Net income                              12,682       1,255,564       1,268,246

 Distributions                          (15,884)     (1,572,561)     (1,588,445)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1999           $(58,996)    $ 3,488,022     $ 3,429,026

 Net income                              13,788       1,364,964       1,378,752

 Distributions                          (18,349)     (1,816,614)     (1,834,963)
                                        -------     -----------     -----------
 BALANCE DECEMBER 31, 2000             $(63,557)    $ 3,036,372     $ 2,972,815


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                            2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,378,752   $ 1,268,246   $1,226,910
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                469,605       419,220       419,220
Changes in assets and liabilities:
 Other assets                               (20,000)       (5,569)      (15,968)
 Incentive management fee payable
  to general partners                         8,368         1,477        (3,317)
 Property management fees payable             1,062         1,251            83
 Customer deposits and other liabilities     23,199
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,860,986     1,684,625     1,626,928

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (48,469)      (82,421)      (31,393)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,834,963)   (1,588,445)   (1,579,233)
                                         -----------    -----------    ---------

NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (22,446)       13,759        16,302

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        559,869       546,110       529,808
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   537,423   $   559,869   $   546,110
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2000


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

     The Partnership owns seven mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; Las Vegas, Nevada and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to six percent of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $998,183.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 2000, 1999, and 1998).

     Estimates - The preparation of financial statements in conformity with generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. No impairment losses were required in 2000, 1999 or 1998.

     Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

     Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." The adoption of SAB 101 did not impact the financial statements.


3.   PROPERTY
     At December 31, 2000 and 1999, the total cost of property and accumulated depreciation are as follows:

                                                  2000                1999
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,576,735          8,528,266
                                              -----------        -----------

       Total                                   10,335,735         10,287,266
       Less accumulated depreciation           (7,580,584)        (7,110,979)
                                              -----------         ----------

       Property, net                          $ 2,755,151        $ 3,176,287
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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of the cash available for distribution on a cumulative basis, calculated as cash gen-erated from operations less capital expenditures.


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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the financial statements of DSI Realty Income Fund VI (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


February 2, 2001

Deloitte & Touche, LLP
Los Angeles, California

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $35,144     $258,000  $1,355,933  $1,613,933 $(1,207,153)  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346    36,686      190,000     796,032     986,032    (706,344)  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    37,537      305,000   1,797,145   2,102,145  (1,604,751)  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    33,250      247,000   1,144,609   1,391,609  (1,035,141)  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    32,236      157,000     834,314     991,314    (733,601)  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994     8,451      260,000   1,022,445   1,282,445    (879,710)  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   107,770      342,000   1,626,257   1,968,257  (1,340,257)  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $291,074   $1,759,000  $8,576,735 $10,335,735 $(7,580,584)
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1998             $10,173,452     $6,272,539
                 Additions                                 31,393        419,220
                                                      -----------     ----------
               Balance at December 31, 1998           $10,204,845     $6,691,759
                 Additions                                 82,421        419,220
                                                      -----------     ----------
               Balance at December 31, 1999           $10,287,266     $7,110,979
                 Additions                                 48,469        469,605
                                                      -----------     ----------
               Balance at December 31, 2000           $10,335,735     $7,580,584
                                                      ===========     ==========

                                     EXHIBIT 2


                                 March 30, 2001

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2000 and December 31, 1999 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2000              Dec. 31, 1999

Vallejo, California                   93%                        92%

Santa Rosa, California
both stages)                          87%                        86%

Arvada, California                    86%                        87%

Las Vegas, Nevada                     86%                        79%

Federal Heights, Colorado             87%                        85%

Colorado Springs, Colorado            87%                        82%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President