Form 10-Q
period 2001-03-31
DSI REALTY INCOME FUND VI
filed 2001-05-16
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2001.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2001         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  April 27, 2001        DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                            April 27, 2001


               QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2001 and 2000, total revenues increased 5.0% from $753,692 to $791,400, total expenses decreased 2.6% from $430,140 to $418,921 and other icome decreased from $2,465 to $2,016. As a result, net income increased 14.9% from $326,017 for the three-month period ended March 31, 2000, to $374,495 for the same period in 2001. The revenue increase can be attributed to an increase in rental income as a result of higher occupancy and unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 86.5% for the three-month period ended March 31, 2001, compared to 84.6% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $10,600 (3.0%) primarily due to decreases in yellow pages advertising costs and maintenance and repair expense, partially offset by increases in salaries and wages and property management fee expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses remained relatively constant as an increase in incentive management fees was offset by decreases in legal and professional and equipment and computer lease expenses. Incentive management fees, which are based on cash available for distribution increased as a result of the increase in net income.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

We are not enclosing a copy of the Partnership Form 10-Q as filed with the Securities and Exchange Commission since all the information set forth therein is contained either in this letter or in the attached financial statements. However, if you wish to receive a copy of said report, please send a written request to DSI Realty Income Fund VI, P.O. Box 357, Long Beach, California 90801.

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), March 31, 2001 AND DECEMBER 31, 2000

                               March 31,          December 31,
                                 2001                2000
ASSETS

CASH AND CASH EQUIVALENTS      $ 748,366         $  537,423
PROPERTY,NET                   2,650,346          2,755,151
OTHER ASSETS                      80,379             80,379

TOTAL                         $3,479,091         $3,372,953

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $401,701           $400,138

PARTNERS' EQUITY (DEFICIT):
General Partners                 (62,511)           (63,557)
Limited Partners               3,139,901          3,036,372

     Total partners' equity    3,077,390          2,972,815

TOTAL                         $3,479,091         $3,372,953

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000

                                March 31,         March 31,
                                  2001               2000
REVENUES:
Rental                          $791,400           $753,692

EXPENSES:
Operating                        339,357            349,953
General and administrative        79,564             80,187
     Total expenses              418,921            430,140

OPERATING INCOME                $372,479           $323,552

OTHER INCOME
 Interest                          2,016              2,465

NET INCOME                       374,495            326,017


AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $370,750           $322,757
    General partners               3,745              3,260

TOTAL                           $374,495           $326,017

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $15.61             $13.59

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2000      ($58,996)     $3,488,022   $3,429,026

NET INCOME                         3,260         322,757      326,017
DISTRIBUTIONS                     (2,699)       (267,221)    (269,920)

BALANCE AT MARCH 31, 2000       ($58,435)     $3,543,558   $3,485,123

BALANCE AT JANUARY 1, 2001      ($63,557)     $3,036,372   $2,972,815

NET INCOME                        3,745          370,750      374,495
DISTRIBUTIONS                    (2,699)        (267,221)    (269,920)

BALANCE AT MARCH 31, 2001       ($62,511)     $3,139,901   $3,077,390



See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      March 31,          March 31,
                                        2001               2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 374,495        $ 326,017
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        104,805          104,805
  Changes in assets and liabilities:
     Decrease in other assets                  0               (2)
     Increase in liabilities               1,563           13,258
Net cash provided by operating
  activities                             480,863          444,078

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (269,920)        (269,920)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        210,943          174,158

CASH AND CASH EQUIVALENTS:
At beginning of period                   537,423          559,869
At end of period                       $ 748,366        $ 734,027

See accompanying notes to financial statements (unaudited).


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund VI (the "Partnership"), a limited partnership, has two general partners (DSI Properties, Inc., and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The accompanying financial information as of March 31, 2001, and for the periods ended March 31, 2001 and 2000, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at March 31, 2001, is as follows:

        Land                             $ 1,759,000
        Buildings                          8,538,025
        Furniture and Equipment               38,710
        Total                             10,335,735
        Less: Accumulated Depreciation   ( 7,685,389)
        Property - Net                   $ 2,650,346


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.