Form 10-Q
period 2001-06-30
DSI REALTY INCOME FUND VI
filed 2001-08-15
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2001, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2001.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2001          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2001         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer





                             July 31, 2001


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2001, and 2000, total revenues increased 4.3% from $756,917 to $789,397 and total expenses decreased 1.6% from $444,089 to $436,787 and other income decreased from $2,913 to $1,652. As a result, net income increased 12.2% from $315,741 for the three month period ended June 30, 2000, to $354,262 for the same period in 2001. The revenue increase can be attributed to an increase in rental income as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.6% for the three month period ended June 30, 2001, compared to 88.0% for the same period in 2000. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approxi-mately $1,800 (0.5%) primarily due to a decrease in maintenance and repair expenses, partially offset by an increase in salaries and wage expenses. General and administrative expenses decreased $5,500 (6.6%) as a result of relatively insignificant fluctuations in various expenses.

For the six month periods ended June 30, 2001, and 2000, total revenues increased 4.7% from $1,510,609 to $1,580,797 and total expenses decreased 2.2% from $874,229 to $855,708 and other income decreased from $5,378 to $3,668.
As a result, net income increased 13.6% from $641,758 for the six months ended June 30, 2000, to $728,757 for the same period in 2001. The revenue increase can be attributed to an increase in rental revenue as a result of higher occupancy and unit rental rates. Operating expenses decreased approxi-mately $12,400 (1.8%) primarily due to decreases in maintenance and repair and workers compensation insurance expenses, partially offset by increases in property management fees and salaries and wage expenses. Property manage-ment fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and admiistrative expenses decreased approximately $6,100 (3.6%) primarily as a result of a decrease in equipment and computer lease expenses.

The General Partners plan to continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2001 AND DECEMBER 31, 2000

                               June 30,          December 31,
                                 2001                2000
ASSETS

CASH AND CASH EQUIVALENTS     $  847,657         $  537,423
PROPERTY, Net                  2,551,868          2,755,151
OTHER ASSETS                      86,879             80,379

TOTAL                         $3,486,404         $3,372,953

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $324,673           $400,138

PARTNERS' EQUITY (DEFICIT):
General Partners                 (61,667)           (63,557)
Limited Partners               3,223,398          3,036,372
     Total partners' equity    3,161,731          2,972,815

TOTAL                         $3,486,404         $3,372,953

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                June 30,           June 30,
                                  2001               2000
REVENUES:
Rental                          $789,397           $756,917

EXPENSES:
Operating                        350,794            352,596
General and Administrative        85,993             91,493
     Total expenses              436,787            444,089


OPERATING INCOME                $352,610           $312,828

OTHER INCOME
  Interest                         1,652              2,913

NET INCOME                      $354,262           $315,741


AGGREGATE NET INCOME ALLOCATED TO :
    Limited Partners            $350,719           $312,584
    General Partners               3,543              3,157

TOTAL                           $354,262           $315,741

NET INCOME PER
   LIMITED PARTNERSHIP UNIT      $ 14.77            $ 13.16

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                 June 30,            June 30,
                                   2001                2000

REVENUES:
Rental                         $1,580,797          $1,510,609

EXPENSES:
Operating                         690,151             702,549
General and administrative        165,557             171,680

Total expenses                    855,708             874,229

OPERATING INCOME                 $725,089            $636,380

OTHER INCOME
  Interest                          3,668               5,378

NET INCOME                       $728,757            $641,758

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $721,469            $635,340
 General Partners                   7,288               6,418

TOTAL                            $728,757            $641,758

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $30.37              $26.75

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753

See accompanying notes to financial statements (unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL





BALANCE AT JANUARY 1, 2000      ($58,996)     $3,488,022   $3,429,026

NET INCOME                         6,418         635,340      641,758
DISTRIBUTIONS                     (5,398)       (534,443)    (539,841)

BALANCE AT JUNE 30, 2000        ($57,976)     $3,588,919   $3,530,943

BALANCE AT JANUARY 1, 2001      ($63,557)     $3,036,372   $2,972,815

NET INCOME                         7,288         721,469      728,757
DISTRIBUTIONS                     (5,398)       (534,443)    (539,841)

BALANCE AT JUNE 30, 2001        ($61,667)     $3,223,398   $3,161,731


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                      June 30,          June 30,
                                        2001              2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 728,757        $ 641,758
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        203,283          209,610
  Changes in assets and liabilities:
     Increase in other assets             (6,500)              (2)
     Decrease(increase) in liabilities   (75,465)           6,308
Net cash provided by operating
  activities                             850,075          857,674

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property                                   (25,232)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (539,841)        (539,841)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        310,234          292,601

CASH AND CASH EQUIVALENTS:
At beginning of period                   537,423          559,869
At end of period                       $ 847,657        $ 852,470

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

The accompanying financial information as of June 30, 2001, and for the periods ended June 30, 2001 and 2000, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at June 30, 2001, is as follows:

        Land                             $ 1,759,000
        Buildings                          8,538,025
        Equipment                             38,710
        Total                             10,335,735
        Less: Accumulated Depreciation   ( 7,783,867)
        Property - Net                   $ 2,551,868


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.