Form 10-Q
period 2001-09-30
DSI REALTY INCOME FUND VI
filed 2001-11-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2001, which is attached hereto as Exhibit"20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2001.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2001       DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2001      DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                           October 31, 2001


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2001 and 2000, total revenues decreased 2.7% from $803,919 to $782,190 and total expenses decreased 2.4% from $442,232 to $431,582 and other income decreased from $3,102 to $1,324.
As a result, net income decreased 3.5% from $364,789 for the three-month period ended September 30, 2000, to $351,932 for the same period in 2001. The revenue decrease can be attributed to a decrease in rental income as a result of lower occuapncy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 88.4% for the three-month period ended September 30, 2001, compared to 90.1% for the same period in 2000. The Partnerhsip is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $22,700 (5.9%) primarily due to decreases in advertising, maintenance and repair,salaries and wages and postage expenses, partially offset by an increase in office supply expense. General and administrative expenses increased $12,000 (21.7%) as a result of relatively insignificant fluctuations in various expense accounts.

For the nine-month periods ended September 30, 2001, and 2000, total revenues increased 2.1% from $2,314,528 to $2,362,987 and total expenses decreased
2.2% from $1,316,461 to $1,287,290 and other income decreased from $8,480 to $4,992. As a result, net income increased 7.4% from $1,006,547 for the nine months ended September 30, 2000, to $1,080,689 for the same period in 2001. The revenue increase can be attributed to an increase in rental revenue as a result of higher unit rental rates. Operating expenses decreased approximately $35,100 (3.2%) primarily due to decreases in advertising, maintenance and repair, workers compensation insurance and postage expenses, partially offset by increases in property management fees, office supplies and salaries and wages expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and admin-istrative expenses increased approximately $5,900 (2.6%) as a result of relatively insignificant fluctuations in various expense accounts.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                             September 30,        December 31,
                                 2001                2000
ASSETS

CASH AND CASH EQUIVALENTS     $1,111,774         $  537,423
PROPERTY, Net                  2,440,736          2,755,151
OTHER ASSETS                      86,879             80,379

TOTAL                         $3,639,389         $3,372,953

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $395,645           $400,138

PARTNERS' EQUITY (DEFICIT):
General Partners                 (60,847)           (63,557)
Limited Partners               3,304,591          3,036,372
     Total partners' equity    3,243,744          2,972,815

TOTAL                         $3,639,389         $3,372,953


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                              September 30,      September 30,
                                  2001               2000

REVENUES:
Rental                          $782,190           $803,919

EXPENSES:
Operating                        364,142            386,830
General and administrative        67,440             55,402
     Total expenses              431,582            442,232

OPERATING INCOME                 350,608            361,687

OTHER INCOME
  Interest                         1,324              3,102

NET INCOME                       351,932            364,789


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners            $348,413           $361,141
    General partners               3,519              3,648

TOTAL                           $351,932           $364,789

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $14.67             $15.20

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                               September 30,    September 30,
                                   2001             2000


REVENUES:
Rental                          $2,362,987        $2,314,528

EXPENSES:
Operating                        1,054,293         1,089,379
General and administrative         232,997           227,082

Total expenses                   1,287,290         1,316,461

OPERATING INCOME                 1,075,697           998,067

OTHER INCOME
  Interest                           4,992             8,480

NET INCOME                       1,080,689         1,006,547

AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                 1,069,882           996,482
General Partners                    10,807            10,065

TOTAL                            1,080,689         1,006,547

NET INCOME PER LIMITED
PARTNERSHIP UNIT                   $ 45.04           $ 41.95

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION        23,753            23,753

See accompanying notes to financial statements (unaudited).

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2000      ($58,996)    $3,488,022   $3,429,026

NET INCOME                        10,065        996,482    1,006,547
DISTRIBUTIONS                     (8,097)      (801,663)    (809,760)

BALANCE AT SEPTEMBER 30, 2000   ($57,028)    $3,682,841   $3,625,813

BALANCE AT JANUARY 1, 2001      ($63,557)    $3,036,372   $2,972,815

NET INCOME                        10,807      1,069,882    1,080,689
DISTRIBUTIONS                     (8,097)      (801,663)    (809,760)

BALANCE AT SEPTEMBER 2001       ($60,847)    $3,304,591   $3,243,774


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    September 30,      September 30,
                                        2001               2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                          $1,080,689         $1,006,547
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                      314,415            314,415
  Changes in assets and liabilities:
     Increase in other assets           (6,500)                (2)
     (Decrease)increase in liabilities  (4,493)            73,691
Net cash provided by operating
  activities                         1,384,111          1,394,651

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                     (28,757)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners        (809,760)          (809,760)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                      574,351            556,134

CASH AND CASH EQUIVALENTS:
At beginning of period                 537,423            559,869
At end of period                    $1,111,774         $1,116,003

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

The accompanying financial information as of September 30, 2001, and for the periods ended September 30, 2001 and 2000, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at September 30, 2001, is as follows:

        Land                             $ 1,759,000
        Buildings                          8,538,025
        Equipment                             38,710
        Total                             10,335,735
        Less: Accumulated Depreciation   ( 7,894,999)
        Property - Net                   $ 2,440,736


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.