Form 10-K
period 2001-12-31
DSI REALTY INCOME FUND VI
filed 2002-03-27
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2001, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 2001 and December 31, 2000 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2001     Ended Dec. 31, 2000


Vallejo, California                  84%                  93%

Santa Rosa, California
(both stages)                        84%                  87%

Arvada, Colorado                     89%                  86%

Las Vegas, Nevada                    86%                  86%

Federal Heights, Colorado            88%                  87%

Colorado Springs, Colorado           90%                  87%

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


Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2001 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2001 had 811 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $17.86 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $19.12 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $16.55 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998, and 1997
--------------------------------------------------------------------------------
                     2001         2000         1999         1998         1997
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $3,115,301   $3,121,611   $2,887,720   $2,778,744   $2,564,306

TOTAL
EXPENSES           1,825,103    1,742,859    1,619,474    1,551,834    1,530,103
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,290,198   $1,378,752   $1,268,246   $1,226,910   $1,034,203
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,971,125   $3,372,953   $3,796,535   $4,114,006   $4,469,563
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM:
OPERATING         $1,755,331   $1,860,986   $1,684,625   $1,626,928   $1,443,997
INVESTING            (41,401)     (48,969)     (82,421)     (31,393)    (14,754)
FINANCING         (1,713,926)  (1,834,963)  (1,588,445)  (1,579,233) (1,459,556)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.77   $    57.46   $    52.86   $    51.14   $    43.10
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    71.43   $    76.48   $    66.20   $    65.82   $    60.83
                  ==========   ==========   ==========   ==========   ==========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2001 COMPARED TO 2000

     Total revenues increased from $3,109,493 in 2000 to $3,109,553 in 2001, while total expenses increased from $1,742,859 to $1,825,103 and other income decreased from $12,118 to $5,748, resulting in a decrease in net income from $1,378,752 to $1,290,198. Rental revenues remained stable as lower occupancy levels were offset by higher unit rental rates. Occupancy levels for the Part-nership's seven mini-storage facilities averaged 87.0% for the year 2001 as compared to 88.0% for 2000. The increase in operating expenses of approximately $35,700 (4.7%) was due primarily to an increase in salaries and wages expense. General and administrative expenses increased approximately $27,900 (19.7%) primarily as a result of higher office supplies and expense. The General Partners' incentive management fee increased approximately $12,000 (6.7%). Property management fees, which are based on revenues, remained stable, as there was a small difference in rental revenue between the years 2000 and 2001.


2000 COMPARED TO 1999

     Total revenues increased from $2,877,374 in 1999 to $3,109,493 in 2000, while total expenses increased from $1,619,474 to $1,742,859 and other income increased from $10,346 to $12,118, resulting in an increase in net income from $1,268,246 to $1,378,752. Rental revenues increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 88.0% for the year 2000 as compared to 85.1% for 1999. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $36,200 (5.0%) was due primarily to in-creases in repairs and maintenance, salaries and wages and workers compensation insurance expenses, partially offset by a decrease in yellow pages advertising costs. General and administrative expenses remained relatively constant. The General Partners' incentive management fee which is based on cash available for distribution, increased as a result of the increase in net income. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consists mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $105,700 (5.7%) in 2001 compared to 2000 primarily due to the decrease in net income and an increase in other assets. Net cash provided by operating activities increased approximately $176,400 (10.5%) in 2000 compared to 1999 primarily due to the increase in net income, depreciation and other liabilities, partially offset by an increase in other assets.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 5%, 6% and 4% of capital contributed by limited partners were declared and paid on December 15, 2001, 2000, and 1999 respectively.

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


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2001 and 2000 was a follows:

                                        2001 Quarter Ended
                                        ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $791,400    $789,397    $782,190     $746,566

Net income                     374,495     354,262     351,932      209,509

Net income per limited
  partnership unit            $  15.61    $  14.77    $  14.67     $   8.73

Weighted average
  number of limited
  partnership units             23,753      23,753      23,753       23,753


                                         2000 Quarter Ended
                                         ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $753,692    $756,917    $803,919     $794,965

Net income                     326,017     315,741     364,789      372,205

Net income per
 limited partnership unit     $  13.59    $  13.16    $  15.20     $  15.51

Weighted average
  number of limited
  partnership unit              23,753      23,753      23,753       23,753




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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2001, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 68 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 72 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 78 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2001, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2001, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2001.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 29, 2002
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 29, 2002
  JOSEPH W. CONWAY (Executive
  Vice President and Director)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 29, 2002
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 29, 2002
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.




                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
                     2001         2000         1999         1998         1997
                     ----         ----         ----         ----         ----
TOTAL REVENUES
AND OTHER
INCOME            $3,115,301   $3,121,611   $2,887,720   $2,778,744   $2,564,306

TOTAL
EXPENSES           1,825,103    1,742,859    1,619,474    1,551,834    1,530,103
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,290,198   $1,378,752   $1,268,246   $1,226,910   $1,034,203
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,971,125   $3,372,953   $3,796,535   $4,114,006   $4,469,563
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM:
(USED IN):
OPERATING         $1,755,331   $1,860,986   $1,684,625   $1,626,928   $1,443,997
INVESTING            (41,401)     (48,969)     (82,421)     (31,393)    (14,754)
FINANCING         (1,713,926)  (1,834,963)  (1,588,445)  (1,579,233) (1,459,556)


NET INCOME
PER LIMITED
PARTNERSHIP UNIT  $   53.77    $    57.46   $    52.86   $    51.14   $    43.10
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $   71.43    $    76.48   $    66.20   $    65.82   $    60.83
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2001.

                                                          Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 1,290,198    $ 2,549,087
Excess tax depreciation                                  468,740       (437,028)
Accrued revenue                                                          10,169
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                                 79,486
Accrued distributions to partners                         17,704        269,920
Accrued property taxes                                                  (88,000)
Other                                                    (34,421)        (2,000)
                                                     -----------    -----------
Per Partnership tax return                           $ 1,742,221    $ 2,499,797
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     72.61
                                                     ===========


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 2001 and 2000                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2001                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 2001                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2001                                              F-5

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




INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership(the "Partnership") as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
February 1, 2002



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


ASSETS                                                  2001             2000

CASH AND CASH EQUIVALENTS                          $   537,427       $   537,423

PROPERTY, Net (Note 3)                               2,319,749         2,755,151

OTHER ASSETS                                           113,949            80,379
                                                   -----------       -----------
TOTAL                                              $ 2,971,125       $ 3,372,953
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                12,671           17,792
Property management fees payable                         13,460           15,433
Customer deposits and other liabilities                 125,987           96,993
                                                    -----------      -----------
Total liabilities                                       422,038          400,138
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (67,794)        (63,557)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2001 and 2000)                        2,616,881       3,036,372
                                                   ------------      -----------
Total partners' equity                                2,549,087       2,972,815
                                                   ------------      -----------
TOTAL                                               $ 2,971,125      $3,372,953
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                               2001         2000         1999

REVENUES:
Rental                                       $3,109,553   $3,109,493  $2,877,374
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                   476,803      469,605     419,220
 Operating                                      801,943      766,261     730,031
 General and administrative                     169,671      141,759     139,652
 General partners' incentive
  management fee (Note 4)                       190,675      178,665     158,369
 Property management
  fee                                           186,011      186,569     172,202
                                             ----------   ----------   ---------
Total expenses                                1,825,103    1,742,859   1,619,474
                                             ----------   ----------   ---------
OPERATING INCOME                             $1,284,450   $1,366,634  $1,257,900

OTHER INCOME -
 Interest income                                  5,748       12,118      10,346
                                             ----------   ----------  ----------
NET INCOME                                   $1,290,198   $1,378,752  $1,268,246
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,277,296   $1,364,964  $1,255,564
General partners                                 12,902       13,788      12,682
                                             ----------   ----------  ----------
TOTAL                                        $1,290,198   $1,378,752  $1,268,246
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $    53.77   $    57.46   $   52.86
                                             ==========   ==========   =========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1999             $(55,794)    $ 3,805,019     $ 3,749,225

 Net income                              12,682       1,255,564       1,268,246

 Distributions                          (15,884)     (1,572,561)     (1,588,445)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1999           $(58,996)    $ 3,488,022     $ 3,429,026

 Net income                              13,788       1,364,964       1,378,752

 Distributions                          (18,349)     (1,816,614)     (1,834,963)
                                        -------     -----------     -----------
 BALANCE DECEMBER 31, 2000             $(63,557)    $ 3,036,372     $ 2,972,815

 Net income                              12,902       1,277,296       1,290,198

 Distributions                          (17,139)     (1,696,787)     (1,713,926)
                                        -------     -----------     -----------
 BALANCE DECEMBER 31, 2001             $(67,794)    $ 2,616,881     $ 2,549,087


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                            2001          2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,290,198   $ 1,378,752   $1,268,246
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                476,803       469,605      419,220
Changes in assets and liabilities:
 Other assets                               (33,570)      (20,000)      (5,569)
 Incentive management fee payable
  to general partners                        (5,121)        8,368        1,477
 Property management fees payable            (1,973)        1,062        1,251
 Customer deposits and other liabilities     28,994        29,199
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,755,331     1,860,986     1,684,625

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (41,401)      (48,469)      (82,421)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,713,926)   (1,834,963)   (1,588,445)
                                         -----------    -----------   ---------

NET INCREASE(DECREASE)IN CASH AND
CASH EQUIVALENTS                                  4       (22,446)       13,759

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        537,423       559,869       546,110
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   537,427   $   537,423   $   559,869
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2001


1.   GENERAL

     DSI Realty Income Fund VI, a California Real Estate Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $(49,290).

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (23,753 in 2001, 2000, and 1999).

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contin-gent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2001, 2000 or 1999.

     Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.


3.   PROPERTY
     At December 31, 2001 and 2000, the total cost of property and accumulated depreciation are as follows:

                                                  2001                2000
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,618,136          8,576,735
                                              -----------        -----------

       Total                                   10,377,136         10,335,735
       Less accumulated depreciation           (8,057,387)        (7,580,584)
                                              -----------         ----------

       Property, net                          $ 2,319,749        $ 2,755,151
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



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $58,545     $258,000  $1,379,334  $1,637,334 $(1,354,407)  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     759,346    36,686      190,000     796,032     986,032    (837,228)  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    37,537      305,000   1,797,145   2,102,145  (1,703,284)  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    33,250      247,000   1,144,609   1,391,609  (1,097,359)  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     802,078    32,236      157,000     834,314     991,314    (691,677)  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,994    26,451      260,000   1,040,445   1,300,445    (935,699)  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   107,770      342,000   1,626,257   1,968,257  (1,437,733)  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,759,000  $8,285,661  $332,475   $1,759,000  $8,618,136 $10,377,136 $(8,057,387)
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1999             $10,204,845     $6,691,759
                 Additions                                 82,421        419,220
                                                      -----------     ----------
               Balance at December 31, 1999           $10,287,266     $7,110,979
                 Additions                                 48,469        469,605
                                                      -----------     ----------
               Balance at December 31, 2000           $10,335,735     $7,580,584
                 Additions                                 41,401        476,803
                                                      -----------     ----------
               Balance at December 31, 2001           $10,377,136     $8,057,387
                                                      ===========     ==========

                                     EXHIBIT 2


                                 March 28, 2002

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2001 and December 31, 2000 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2001              Dec. 31, 2000

Vallejo, California                   84%                        93%

Santa Rosa, California
both stages)                          84%                        87%

Arvada, California                    89%                        86%

Las Vegas, Nevada                     86%                        86%

Federal Heights, Colorado             88%                        87%

Colorado Springs, Colorado            90%                        87%

     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President