Form 10-Q
period 2002-03-31
DSI REALTY INCOME FUND VI
filed 2002-05-15
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2002.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2002         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  April 26, 2002        DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                            April 26, 2002


               QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2002 and 2001, total revenues decreased 7.1% from $791,400 to $735,362, total expenses increased 5.3% from $418,921 to $441,175 and other income decreased from $2,016 to $337. As a result, net income decreased 21.4% from $374,495 for the three-month period ended March 31, 2001, to $294,524 for the same period in 2002. The revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy and unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 84.7% for the three-month period ended March 31, 2002, compared to 86.5% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $26,600 (7.8%) primarily due to increases in depreciation, office supplies, salaries and wages and workers compensation insurance expenses, partially offset by a decrease in property management fee expense. Property management fees, which are based on rental revenue, decreased as a result of the increase in rental revenue. General and administrative expenses decreased approximately $4,400 (5.5%) as a decrease in incentive management fees was partially offset by an increase in equipment and computer lease expense. Incentive management fees, which are based on cash available for distribution, decreased as a result of the decrease in net income.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer is not in the best interests of the Limited Partners, that the tender offer is grossly in-adequate given the performance history of the Limited Partnership and the inherent value of the units, and recommend that the Limited Partners reject the hostile tender offer and not tender their units pursuant thereto.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President





DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), March 31, 2002 AND DECEMBER 31, 2001


                               March 31,          December 31,
                                 2002                2001

ASSETS

CASH AND CASH EQUIVALENTS      $ 643,589         $  537,427
PROPERTY,NET                   2,209,556          2,319,749
OTHER ASSETS                     113,949            113,949

TOTAL                         $2,967,094         $2,971,125

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $393,403           $422,038

PARTNERS' EQUITY (DEFICIT):
General Partners                 (67,548)           (67,794)
Limited Partners               2,641,239          2,616,881

     Total partners' equity    2,573,691          2,549,087

TOTAL                         $2,967,094         $2,971,125

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2002 AND 2001

                                March 31,         March 31,
                                  2002               2001
REVENUES:
Rental                          $735,362           $791,400

EXPENSES:
Operating                        366,002            339,357
General and administrative        75,173             79,564
     Total expenses              441,175            418,921

OPERATING INCOME                $294,187           $372,479

OTHER INCOME
 Interest                            337              2,016

NET INCOME                       294,524            374,495


AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $291,579           $370,750
    General partners               2,945              3,745

TOTAL                           $294,524           $374,495

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.28             $15.61

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2002


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002      ($67,794)     $2,616,881   $2,549,087

NET INCOME                         2,945         291,579      294,524
DISTRIBUTIONS                     (2,699)       (267,221)    (269,920)

BALANCE AT MARCH 31, 2002       ($67,548)     $2,641,239   $2,573,691


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                      March 31,          March 31,
                                        2002               2001

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 294,524        $ 374,495
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        110,193          104,805
  Changes in assets and liabilities:
     Decrease(increase) in liabilies     (28,635)           1,563
Net cash provided by operating
  activities                             376,082          480,863

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (269,920)        (269,920)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        106,162          210,943

CASH AND CASH EQUIVALENTS:
At beginning of period                   537,427          537,423
At end of period                       $ 643,589        $ 748,366

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

The accompanying financial information as of March 31, 2002, and for the periods ended March 31, 2002 and 2001, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at March 31, 2002, is as follows:

        Land                             $ 1,759,000
        Buildings and improvements         8,579,426
        Equipment                             38,710
        Total                             10,377,136
        Less: Accumulated Depreciation   ( 8,167,580)
        Property - Net                   $ 2,209,556


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.