Form 10-Q
period 2002-06-30
DSI REALTY INCOME FUND VI
filed 2002-08-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2002, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2002.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2002          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2002         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer





                             July 31, 2002


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2002, and 2001, total revenues decreased 12.1% from $789,397 to $693,646 and total expenses increased 9.1% from $436,787 to $476,466 and other income decreased from $1,652 to $359.
As a result, net income decreased 38.6% from 354,262 for the three-month period ended June 30, 2001, to $217,539 for the same period in 2002. The revenue decrease can be attributed to a decrease in rental income as a re-sult of lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 84.4% for the three-month ended June 30, 2002, compared to 87.6% for the same period in 2001.
The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $27,500 (7.8%) primarily due to increases in de-preciation, advertising, maintenance and repair, salaries and wages and workers compensation insurance expenses, partially offset by a decrease in property management fee expense. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $12,200 (14.2%) as a result increases in legal and professional and equipment and computer lease expenses, partially offset by a decrease in incentive management fees. Incentive management fees, which are based on cash available for distribution, decreased as a result of the decrease in net income.

For the six-month periods ended June 30, 2002, and 2001, total revenues decreased 9.6% from $1,580,797 to $1,429,008, total expenses increased 7.2% from $855,708 to $917,641 and other income decreased from $3,668 to $696.
As a result, net income decreased 29.7% from $728,757 for the six months ended June 30, 2001, to $512,063 for the same period in 2002. The revenue decrease can be attributed to a decrease in rental revenue as a result of lower occupancy and unit rental rates. Operating expenses increased approx-imately $54,100 (7.8%) primarily due to increases in depreciation, main-tenance and repair, office supplies, salaries and wages, workers compensation insurance and bank and credit card fee expenses, partially offset by decreases in advertising and property management fee expenses. The decrease in property management fees was discussed above. General and administrative expenses increased approximately $7,800 (4.7%) as a result increases in legal and professional and equipment and computer lease expenses, partially offset by a decrease in incentive management fees. The decrease in incentive manage-ment fees was discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporation and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommendedthat the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 85 Units representing 0.358% of the outstanding Units of the Partnership.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2002 AND DECEMBER 31, 2001

                               June 30,          December 31,
                                 2002                2001

ASSETS

CASH AND CASH EQUIVALENTS     $  696,464         $  537,427
PROPERTY, Net                  2,099,363          2,319,749
OTHER ASSETS                     112,538            113,949

TOTAL                         $2,908,365         $2,971,125

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $387,056           $422,038

PARTNERS' EQUITY (DEFICIT):
General Partners                 (68,071)           (67,794)
Limited Partners               2,589,380          2,616,881
     Total partners' equity    2,521,309          2,549,087

TOTAL                         $2,908,365         $2,971,125

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                June 30,           June 30,
                                  2002               2001
REVENUES:
Rental income                   $693,646           $789,397

EXPENSES:
Operating Expenses               378,290            350,794
General and Administrative        98,176             85,993
     Total expenses              476,466            436,787


OPERATING INCOME                $217,180           $352,610

OTHER INCOME
  Interest                           359              1,652

NET INCOME                      $217,539           $354,262


AGGREGATE NET INCOME ALLOCATED TO :
    Limited Partners            $215,364           $350,719
    General Partners               2,175              3,543

TOTAL                           $217,539           $354,262

NET INCOME PER
   LIMITED PARTNERSHIP UNIT      $  9.07            $ 14.77

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                 June 30,            June 30,
                                   2002                2001

REVENUES:
Rental                         $1,429,008          $1,580,797

EXPENSES:
Operating                         744,292             690,151
General and administrative        173,349             165,557

Total expenses                    917,641             855,708

OPERATING INCOME                 $511,367            $725,089

OTHER INCOME
  Interest                            696               3,668

NET INCOME                       $512,063            $728,757

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $506,942            $721,469
 General Partners                   5,121               7,288

TOTAL                            $512,063            $728,757

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $21.34              $30.37

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753

See accompanying notes to financial statements (unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002      ($67,794)     $2,616,881   $2,549,087

NET INCOME                         5,121         506,942      512,063
DISTRIBUTIONS                     (5,398)       (534,443)    (539,841)

BALANCE AT JUNE 30, 2002        ($68,071)     $2,589,380   $2,521,309


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                      June 30,          June 30,
                                        2002              2001

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 512,063        $ 728,757
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        220,386          203,283
  Changes in assets and liabilities:
     Decrease(increase) in other assets    1,411           (6,500)
     Decrease  in liabilities            (34,982)         (75,465)
Net cash provided by operating
  activities                             698,878          850,075

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (539,841)        (539,841)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        159,037          310,234

CASH AND CASH EQUIVALENTS:
At beginning of period                   537,427          537,423
At end of period                       $ 696,464        $ 847,657


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

The accompanying financial information as of June 30, 2002, and for the periods ended June 30, 2002 and 2001, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at June 30, 2002, is as follows:

        Land                             $ 1,759,000
        Buildings                          8,579,426
        Equipment                             38,710
        Total                             10,377,136
        Less: Accumulated Depreciation   ( 8,277,773)
        Property - Net                   $ 2,099,363



3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


DSI REALTY INCOME FUND VI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties Inc. (corporate General Partner) of DSI REALTY INCOME FUND VI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP