Form 10-Q
period 2002-09-30
DSI REALTY INCOME FUND VI
filed 2002-11-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2002, which is attached hereto as Exhibit"20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2002.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2002       DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2002      DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                           October 31, 2002


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2002 and 2001, total revenues total revenues decreased 6.3% from $782,190 to $732,861 and total expenses in-creased 8.7% from $431,582 to $468,967 and other income decreased from $1,324 to $379. As a result, net income decreased 24.9% from $351,932 for the three-month period ended September 30, 2001, to $264,273 for the same period in 2002. The revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 84.5% for the three-month period ended September 30, 2002, compared to 88.4% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $52,000 (14.3%) primarily due to increases in maintenance and repair, salaries and wages, postage and workers compensation insurance ex-penses, partially offset by a decrease in office supplies expense. General and administrative expenses decreased approximately $14,600 (21.6%) as a result a decrease in incentive management fees, partially offset by an in-crease in equipment and computer lease expense. Incentive management fees, which are based on cash available for distribution decreased as a result of the decrease in net income.

For the nine-month periods ended September 30, 2002, and 2001, total revenues decreased 8.5% from $2,362,987 to $2,161,869, total expenses increased 7.7% from $1,287,290 to $1,386,608 and other income decreased from $4,992 to $1,075. As a result, net income decreased 28.2% from $1,080,689, for the nine months ended September 30, 2001, to $776,336 for the same period in 2002. The revenue decrease can be attributed to a decrease in rental revenue as a result of lower occupancy and unit rental rates. Operating expenses increased approx-imately $106,100 (10.1%) primarily due to increases in depreciation, telephone, maintenance and repair, salaries and wages, workers compensation insurance, security and alarm services, postage and bank and credit card fee expenses, partially offset by a decrease in property management fee expense. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses decreased approximately $6,800 (2.9%) as a result a decrease in incentive management fees, partially offset by increases in legal and professional and equipment and computer lease expenses. The decrease in incentive management fees was discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 85 Units representing 0.358% of the outstanding Units of the Partner-ship.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



                             September 30,        December 31,
                                 2002                2001

ASSETS

CASH AND CASH EQUIVALENTS     $  854,774         $  537,427
PROPERTY, Net                  1,989,170          2,319,749
OTHER ASSETS                     112,538            113,949

TOTAL                         $2,956,482         $2,971,125

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $440,819           $422,038

PARTNERS' EQUITY (DEFICIT):
General Partners                 (68,128)           (67,794)
Limited Partners               2,583,791          2,616,881
     Total partners' equity    2,515,663          2,549,087

TOTAL                         $2,956,482         $2,971,125


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                              September 30,      September 30,
                                  2002               2001

REVENUES:
Rental                          $732,861           $782,190

EXPENSES:
Operating                        416,112            364,142
General and administrative        52,855             67,440
     Total expenses              468,967            431,582

OPERATING INCOME                 263,894            350,608

OTHER INCOME
  Interest                           379              1,324

NET INCOME                       264,273            351,932


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners            $261,630           $348,413
    General partners               2,643              3,519

TOTAL                           $264,273           $351,932

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $11.01             $14.67

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                               September 30,    September 30,
                                   2002             2001


REVENUES:
Rental                          $2,161,869        $2,362,987

EXPENSES:
Operating                        1,160,404         1,054,293
General and administrative         226,204           232,997

Total expenses                   1,368,608         1,287,290

OPERATING INCOME                   775,261         1,075,697

OTHER INCOME
  Interest                           1,075             4,992

NET INCOME                         776,336         1,080,689

AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                   768,573         1,069,882
General Partners                     7,763            10,807

TOTAL                              776,336         1,080,689

NET INCOME PER LIMITED
PARTNERSHIP UNIT                   $ 32.36           $ 45.04

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION        23,753            23,753

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2002      ($67,794)    $2,616,881   $2,549,087

NET INCOME                         7,763        768,573      776,336
DISTRIBUTIONS                     (8,097)      (801,663)    (809,760)

BALANCE AT SEPTEMBER 2002       ($68,128)    $2,583,791   $2,515,663


See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                    September 30,      September 30,
                                        2002               2001

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                          $  776,336         $1,080,689
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
  Depreciation                         330,579            314,415
  Changes in assets and liabilities:
  Decrease (increase)in other assets     1,411             (6,500)
  Increase(decrease) in liabilities     18,781             (4,493)
Net cash provided by operating
  activities                         1,127,107          1,384,111


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners        (809,760)          (809,760)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                      317,347            574,351

CASH AND CASH EQUIVALENTS:
At beginning of period                 537,427            537,423
At end of period                    $  854,774         $1,111,774

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

The accompanying financial information as of September 30, 2002, and for the periods ended September 30, 2002 and 2001, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at September 30, 2002, is as follows:



        Land                             $ 1,759,000
        Buildings and improvements         8,579,426
        Equipment                             38,710
        Total                             10,377,136
        Less: Accumulated Depreciation   ( 8,387,966)
        Property - Net                   $ 1,989,170


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


DSI REALTY INCOME FUND VI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



     ROBERT J. CONWAY, CEO                  RICHARD P. CONWAY, VP



      CERTIFICATIONS


I, Robert Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Robert Conway
President


      CERTIFICATIONS


I, Richard Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Richard Conway
Vice President