Form 10-K
period 2002-12-31
DSI REALTY INCOME FUND VI
filed 2003-04-01
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2002, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 2002 and December 31, 2001 were as follows:

Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2002     Ended Dec. 31, 2001


Vallejo, California                  85%                  84%

Santa Rosa, California
(both stages)                        83%                  85%

Arvada, Colorado                     85%                  89%

Las Vegas, Nevada                    81%                  87%

Federal Heights, Colorado            85%                  88%

Colorado Springs, Colorado           85%                  90%

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


Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2002 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2002 had 811 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $15.97 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $17.86 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $19.12 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2002,  2001, 2000, 1999, and 1998
--------------------------------------------------------------------------------
                     2002         2001         2000         1999         1998
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $2,843,760   $3,115,301   $3,121,611   $2,887,720   $2,778,744

TOTAL
EXPENSES           1,777,129    1,825,103    1,742,859    1,619,474    1,551,834
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,066,631   $1,290,198   $1,378,752   $1,268,246   $1,226,910
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,527,467   $2,971,125   $3,372,953   $3,796,535   $4,114,006
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM:
OPERATING         $1,522,050   $1,755,331   $1,860,986   $1,684,625   $1,626,928
INVESTING               -         (41,401)     (48,969)     (82,421)    (31,393)
FINANCING         (1,533,059)  (1,713,926)  (1,834,963)  (1,588,445) (1,579,233)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    44.46   $    53.77   $    57.46   $    52.86   $    51.14
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    63.90   $    71.43   $    76.48   $    66.20   $    65.82
                  ==========   ==========   ==========   ==========   ==========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     Total revenues decreased from $3,109,553 in 2001 to $2,842,325 in 2002, while total expenses decreased from $1,825,103 to $1,777,129 and other income decreased from $5,748 to $1,435, resulting in a decrease in net income from $1,290,198 to $1,066,631. Rental revenues decreased as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 84.2% for the year 2002 as compared to 87.0% for 2001. The increase in operating expenses of approximately $46,900 (5.8%) was due primarily to increases in real estate tax, workers compensation insurance and security alarm services expenses, partially offset by a decrease in maintenance and repair expense. General and administrative expenses increased approximately $33,200 (19.6%) primarily as a result of higher legal and professional and equipment and computer lease expenses, partially offset by a decrease in office supplies and printing expense. The General Partners' incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net income. Property management fees, which are based on revenues, decreased as a result of the decrease in rental revenue.


2001 COMPARED TO 2000

     Total revenues increased from $3,109,493 in 2000 to $3,109,553 in 2001, while total expenses increased from $1,742,859 to $1,825,103 and other income decreased from $12,118 to $5,748, resulting in a decrease in net income from $1,378,752 to $1,290,198. Rental revenues remained stable as lower occupancy levels were offset by higher unit rental rates. Occupancy levels for the Part-nership's seven mini-storage facilities averaged 87.0% for the year 2001 as compared to 88.0% for 2000. The increase in operating expenses of approximately $35,700 (4.7%) was due primarily to an increase in salaries and wages expense. General and administrative expenses increased approximately $27,900 (19.7%) primarily as a result of higher office supplies and expense. The General Partners' incentive management fee which is based on cash available for dis-tribution, increased as a result of the increase in net income. Property management fees, which are based on revenues, remained stable, as there was a small difference in rental revenue between the years 2000 and 2001.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $233,300 (13.3%) in 2002 compared to 2001 primarily due to the decreases in net income and other assets, partially offset by a decrease in depreciation. Net cash provided by operating activities decreased approximately $105,700 (5.7%) in 2001 compared to 2000 primarily due to the decrease in net income and an increase in other assets.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 3.5%, 5%, and 6% of capital contributed by limited partners were declared and paid on December 15, 2002, 2001, and 2000, respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties. The Partnership has no material commitments for capital expenditures.

     On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership, This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was sub-sequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 30 Units representing 0.15% of the outstanding Units of the Partnership.

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


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was a follows:

                                        2002 Quarter Ended
                                        ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $735,362    $693,646    $732,861     $680,456

Net income                     294,524     217,539     264,273      290,295

Net income per limited
  partnership unit            $  12.28    $   9.07    $  11.01     $  12.10

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753



                                        2001 Quarter Ended
                                        ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $791,400    $789,397    $782,190     $746,566

Net income                     374,495     354,262     351,932      209,509

Net income per limited
  partnership unit            $  15.61    $  14.77    $  14.67     $   8.73

Weighted average
  number of limited
  partnership units             23,753      23,753      23,753       23,753





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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2002, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 69 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 73 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 79 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2002, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2002, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2002.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2003
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2003
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 31, 2003
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.




                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------
                     2002         2001         2000         1999         1998
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $2,843,760   $3,115,301   $3,121,611   $2,887,720   $2,778,744

TOTAL
EXPENSES           1,777,129    1,825,103    1,742,859    1,619,474    1,551,834
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,066,631   $1,290,198   $1,378,752   $1,268,246   $1,226,910
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,527,467   $2,971,125   $3,372,953   $3,796,535   $4,114,006
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM:
OPERATING         $1,522,050   $1,755,331   $1,860,986   $1,684,625   $1,626,928
INVESTING               -         (41,401)     (48,969)     (82,421)    (31,393)
FINANCING         (1,533,059)  (1,713,926)  (1,834,963)  (1,588,445) (1,579,233)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    44.46   $    53.77   $    57.46   $    52.86   $    51.14
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    63.90   $    71.43   $    76.48   $    66.20   $    65.82
                  ==========   ==========   ==========   ==========   ==========






The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2002.

                                                          Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 1,066,631    $ 2,082,659
Excess tax depreciation                                  385,300        (51,728)
Accrued revenue                                                          10,164
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                                 79,486
Accrued distributions to partners                                       269,920
Accrued property taxes                                                  (88,000)
Other                                                    (33,501)        (2,000)
                                                     -----------    -----------
Per Partnership tax return                           $ 1,418,430    $ 2,418,664
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     59.12
                                                     ===========


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 2002 and 2001                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2002                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2002                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2002                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:

    ScheduleIII - Real Estate and Accumulated Depreciation                   F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.


CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evalu-ation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the inform-ation required to be disclosed by the Parnership it its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.




INDEPENDENT AUDITORS' REPORT
Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by estimates, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
February 3, 2003



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                  2002             2001

CASH AND CASH EQUIVALENTS                          $   526,418       $   537,427

PROPERTY, Net (Note 3)                               1,926,139         2,319,749

OTHER ASSETS                                            74,910           113,949
                                                   -----------       -----------
TOTAL                                              $ 2,527,467       $ 2,971,125
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                50,522           12,671
Property management fees payable                         12,864           13,460
Customer deposits and other liabilities                 111,502          125,987
                                                    -----------      -----------
Total liabilities                                       444,808          422,038
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (72,459)        (67,794)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2002 and 2001)                        2,155,118       2,616,881
                                                   ------------      -----------
Total partners' equity                                2,082,659       2,549,087
                                                   ------------      -----------
TOTAL                                               $ 2,527,467      $2,971,125
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                               2002         2001         2000

REVENUES:
Rental                                       $2,842,325  $3,109,553   $3,109,493
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                   393,610      476,803     469,605
 Operating                                      848,878      801,943     766,261
 General and administrative                     202,876      169,671     141,759
 General partners' incentive
  management fee (Note 4)                       160,168      190,675     178,665
 Property management
  fee                                           171,597      186,011     186,569
                                             ----------   ----------   ---------
Total expenses                                1,777,129    1,825,103   1,742,859
                                             ----------   ----------   ---------
OPERATING INCOME                                          $1,284,450  $1,366,634

OTHER INCOME -
 Interest income                                  1,435        5,748      12,118
                                             ----------   ----------  ----------
NET INCOME                                   $1,066,631   $1,290,198  $1,378,752
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,055,965   $1,277,296  $1,364,964
General partners                                 10,666       12,902      13,788
                                             ----------   ----------  ----------
TOTAL                                        $1,066,631   $1,290,198  $1,378,752
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $    44.46   $    53.77   $   57.46
                                             ==========   ==========   =========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 2000             $(58,996)    $ 3,488,022     $ 3,429,026

 Net income                              13,788       1,364,964       1,378,752

 Distributions                          (18,349)     (1,816,614)     (1,834,963)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2000              $(63,557)    $ 3,036,372     $ 2,972,815

 Net income                              12,902       1,277,296       1,290,198

 Distributions                          (17,139)     (1,696,787)     (1,713,926)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2001              $(67,794)    $ 2,616,881     $ 2,549,087

 Net income                              10,666       1,055,965       1,066,631

 Distributions                          (15,331)     (1,517,728)     (1,533,059)
                                        -------     -----------     -----------

BALANCE DECEMBER 31, 2002              $(72,459)    $ 2,155,118     $ 2,082,659



See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                            2002          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,066,631   $ 1,290,198  $ 1,378,752
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                393,610       476,803      469,605
Changes in assets and liabilities:
 Other assets                                39,039       (33,570)     (20,000)
 Incentive management fee payable
  to general partners                        37,851        (5,121)       8,368
 Property management fees payable              (596)       (1,973)       1,062
 Customer deposits and other liabilities    (14,485)       28,994       23,199
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,522,050     1,755,331    1,860,986

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                    (41,401)      (48,469)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,533,059)  (1,713,926)   (1,834,963)
                                         -----------   -----------   ---------

NET(DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (11,009)           4       (22,446)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        537,427       537,423       559,869
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   526,418   $   537,427   $   537,423
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002


1.   GENERAL

     DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership owns seven mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; Las Vegas, Nevada and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $336,005.

     Revenues - Rental  revenue  is  recognized  using the  accrual method based
     on  contractual  amounts  provided for  in the  lease   agreements, which
     approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2002, 2001, or 2000.

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

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following prouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets; SFAS No 145, Rescission of FASB Statements No 4, 44, 64 and Amendment of FASB Statement No. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpret-ation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on financial statements.


3.   PROPERTY
     The total cost of property and accumulated depreciation isas follows as of December 31:

                                                  2002                2001
       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,618,136          8,618,136
                                              -----------        -----------

       Total                                   10,377,136         10,377,136
       Less accumulated depreciation           (8,450,997)        (8,057,387)
                                              -----------         ----------

       Property, net                          $ 1,926,139        $ 2,319,749
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or loss es from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the project.

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.


5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $37,939     $258,000  $1,358,728  $1,616,728 $(1,358,728)  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     865,608    27,170      190,000     892,778   1,082,778    (885,943)  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    58,166      305,000   1,817,774   2,122,774  (1,802,898)  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    33,250      247,000   1,144,609   1,391,609  (1,144,609)  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     715,122    22,446      157,000     737,568     894,568    (731,922)  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,972    26,451      260,000   1,040,423   1,300,423    (991,688)  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   107,769      342,000   1,626,256   1,968,256  (1,535,209)  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,759,000  $8,304,945  $313,191   $1,759,000  $8,618,136 $10,377,136 $(8,450,997)
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 2000             $10,287,266     $7,110,979
                 Additions                                 48,469        469,605
                                                      -----------     ----------
               Balance at December 31, 2000           $10,335,735     $7,580,584
                 Additions                                 41,401        476,803
                                                      -----------     ----------
               Balance at December 31, 2001           $10,377,136     $8,057,387
                 Additions                                               393,609
                                                      -----------     ----------
               Balance at December 31, 2002           $10,377,136     $8,450,997
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

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President






                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund VI;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund VI;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    February 3, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    February 3, 2003