Form 10-Q
period 2003-06-30
DSI REALTY INCOME FUND VI
filed 2003-08-15
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2003, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2003.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2003          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2003         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer





                             July 31, 2003


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2003, and 2002, total expenses increased 3.3% from $693,646 to $716,697 and total expenses decreased 10.5% from $476,466 to $426,448 and other income decreased from $359 to $179. As a result, net income increased 33.5% from $217,539 for the three-month period ended June 30, 2002, to $290,428 for the same period in 2003. The revenue increase can be attributed to an increase in rental income as a result of higher occupancy and unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 86.2% for the three-month period ended June 30, 2003, compared to 84.4% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $35,800 (9.5%) primarily due to decreases in depreciation, maintenance and repair and workers compensation insurance expenses, partially offset by increases in real estate tax, salaries and wages and power and sweeping expenses. Depreciation decreased as the Partnership properties be-came fully depreciated during the current period. General and administrative expenses decreased approximately $14,200 (14.5%) as a result of decreases in legal and professional, equipment and computer lease expense.

For the six-month periods ended June 30, 2003, and 2002, total revenues increased 0.6% from $1,429,008 to $1,437,808, total expenses decreased 6.8% from $917,641 to $855,037 and other income decreased from $696 to $398. As a result, net income increased 13.9% from $512,063 for the six months ended June 30, 2002, to $583,169 for the same period in 2003. The revenue increase can be attributed to an increase in rental revenue as a result of higher unit rental rates. Operating expenses decreased approximately $50,700 (6.8%) primarily due to decreases in depreciation, maintenance and repair, office supplies and expense and workers compensation insurance expenses, partially offset by increases in telephone, real estate tax, salaries and wages and power and sweeping expenses. General and administrative expenses decreased approximately $11,900 (6.9%) primarily as a result of decreases in legal and professional and equipment and computer lease expenses and state tax payments.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporation and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer did not change. Prior to the expiration date of the offer, Limited Partners tendered 85 Units representing 0.358% of the outstanding Units of the Partnership.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2003 AND DECEMBER 31, 2002

                               June 30,          December 31,
                                 2003                2002

ASSETS

CASH AND CASH EQUIVALENTS     $  611,448         $  526,418
PROPERTY, Net                  1,759,000          1,926,139
OTHER ASSETS                     107,464             74,910

TOTAL                         $2,477,912         $2,527,467

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $351,925           $444,808

PARTNERS' EQUITY (DEFICIT):
General Partners                 (72,025)           (72,459)
Limited Partners               2,198,012          2,155,118
     Total partners' equity    2,125,987          2,082,659

TOTAL                         $2,477,912         $2,527,467

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                June 30,           June 30,
                                  2003               2002
REVENUES:
Rental                          $716,697           $693,646

EXPENSES:
Operating                        342,511            378,290
General and administrative        83,937             98,176
     Total expenses              426,448            476,466


OPERATING INCOME                $290,249           $217,180

OTHER INCOME
  Interest                           179                359

NET INCOME                      $290,428           $217,539


AGGREGATE NET INCOME ALLOCATED TO :
    Limited Partners            $287,524           $215,364
    General Partners               2,904              2,175

TOTAL                           $290,428           $217,539

NET INCOME PER
   LIMITED PARTNERSHIP UNIT      $ 12.10            $  9.07

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                 June 30,            June 30,
                                   2003                2002

REVENUES:
Rental                         $1,437,808          $1,429,008

EXPENSES:
Operating                         693,585             744,292
General and administrative        161,452             173,349

Total expenses                    855,037             917,641

OPERATING INCOME                 $582,771            $511,367

OTHER INCOME
  Interest                            398                 696

NET INCOME                       $583,169            $512,063

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $577,337            $506,942
 General Partners                   5,832               5,121

TOTAL                            $583,169            $512,063

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $24.31              $21.34

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753

See accompanying notes to financial statements (unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003      ($72,459)     $2,155,118   $2,082,659

NET INCOME                         5,832         577,337      583,169
DISTRIBUTIONS                     (5,398)       (534,443)    (539,841)

BALANCE AT JUNE 30, 2003        ($72,025)     $2,198,012   $2,125,987


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                      June 30,          June 30,
                                        2003              2002

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 583,169        $ 512,063
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        167,139          220,386
  Changes in assets and liabilities:
    (Increase) decrease in other assets  (32,554)           1,411
     Decrease  in liabilities            (92,883)         (34,982)
Net cash provided by operating
  activities                             624,871          698,878

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (539,841)        (539,841)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         85,030          159,037

CASH AND CASH EQUIVALENTS:
At beginning of period                   526,418          537,427
At end of period                       $ 611,448        $ 696,464


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

The accompanying financial information as of June 30, 2003, and for the periods ended June 30, 2003 and 2002, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at June 30, 2003, is as follows:

        Land                             $ 1,759,000
        Buildings and improvements         8,579,426
        Equipment                             38,710
        Total                             10,377,136
        Less: Accumulated Depreciation   ( 8,618,136)
        Property - Net                   $ 1,759,000



3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information iscommunicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls sub-sequent to the date of their evaluation.




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2003