Form 10-Q
period 2003-09-30
DSI REALTY INCOME FUND VI
filed 2003-11-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2003, which is attached hereto as Exhibit"20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2003.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2003       DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2003      DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                           October 31, 2003


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2003, and 2002, total revenues decreased 7.3% from $732,861 to $679,280 and total expenses decreased 22.8% from $468,967 to $361,966 and other income decreased from $379 to $211. As a result, net income increased 20.2% from $264,273 for the three-month period ended September 30, 2002, to $317,525 for the same period in 2003. The revenue decrease can be attributed to a decrease in rental in-come as a result of lower unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 85.8% for the three-month period ended September 30, 2003, compared to 84.5% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approx-imately $148,600 (35.7%) primarily due to decreases in depreciation, mainten-ance and repair, property management fees and workers compensation insurance expenses, partially offset by increases in real estate tax expense. Depreci-ation decreased as the Partnership properties became fully depreciated during the current period. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $41,600 (78.7%) as a result of an increase in legal and professional expense, partially offset by a de-crease in equipment and computer lease expense. Legal expenses increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below).

For the nine-month periods ended September 30, 2003, and 2002, total revenues increased 2.1% from $2,161,869 to $2,117,088, total expenses decreased 12.2% from $1,386,608 to $1,217,003 and other income decreased from $1,075 to $609. As a result, net income increased 16.0% from $776,336 for the nine months ended September 30, 2002, to $900,694 for the same period in 2003. The revenue decrease can be attributed to a decrease in rental revenue as a result of lower occupancy and unit rental rates. Operating expenses decreased approxi-mately $199,300 (17.2%) primarily due to decreases in depreciation, mainten-ance and repair and workers compensation insurance expenses, partially offset by increases in advertising, telephone, real estate tax, salaries and wages and power and sweeping expenses. General and administrative expenses increased approximately $29,700 (13.1%) primarily as a result of increases in legal and professional expense, partially offset by decreases in incentive management fees, equipment and computer lease expenses and state tax payments.

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

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implement-ation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                             September 30,        December 31,
                                 2003                2002

ASSETS

CASH AND CASH EQUIVALENTS     $  780,096         $  526,418
PROPERTY, Net                  1,759,000          1,926,139
OTHER ASSETS                      95,265             74,910

TOTAL                         $2,634,361         $2,527,467

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $460,768           $444,808

PARTNERS' EQUITY (DEFICIT):
General Partners                 (71,549)           (72,459)
Limited Partners               2,245,142          2,155,118
     Total partners' equity    2,173,593          2,082,659

TOTAL                         $2,634,361         $2,527,467


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                              September 30,      September 30,
                                  2003               2002

REVENUES:
Rental                          $679,280           $732,861

EXPENSES:
Operating                        267,529            416,112
General and administrative        94,437             52,855
     Total expenses              361,966            468,967

OPERATING INCOME                 317,314            263,894

OTHER INCOME
  Interest                           211                379

NET INCOME                       317,525            264,273


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners            $314,350           $261,630
    General partners               3,175              2,643

TOTAL                           $317,525           $264,273

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $13.23             $11.01

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                               September 30,    September 30,
                                   2003             2002


REVENUES:
Rental                          $2,117,088        $2,161,869

EXPENSES:
Operating                          961,114         1,160,404
General and administrative         255,889           226,204

Total expenses                   1,217,003         1,386,608

OPERATING INCOME                   900,085           775,261

OTHER INCOME
  Interest                             609             1,075

NET INCOME                         900,694           776,336

AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                   891,687           768,573
General Partners                     9,007             7,763

TOTAL                              900,694           776,336

NET INCOME PER LIMITED
PARTNERSHIP UNIT                   $ 37.54           $ 32.36

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION        23,753            23,753

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2003      ($72,459)    $2,155,118   $2,082,659

NET INCOME                         9,007        891,687      900,694
DISTRIBUTIONS                     (8,097)      (801,663)    (809,760)

BALANCE AT SEPTEMBER 30, 2003   ($71,549)    $2,245,142   $2,173,593


See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                    September 30,      September 30,
                                        2003               2002

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                          $  900,694         $  776,336
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
  Depreciation                         167,139            330,579
  Changes in assets and liabilities:
  Increase (decrease)in other assets   (20,355)             1,411
  Increase in liabilities               15,960             18,781
Net cash provided by operating
  activities                         1,063,438          1,127,107


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners        (809,760)          (809,760)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                      253,678            317,347

CASH AND CASH EQUIVALENTS:
At beginning of period                 526,418            537,427
At end of period                    $  780,096         $  854,774

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

The accompanying financial information as of September 30, 2003, and for the periods ended September 30, 2003 and 2002, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at September 30, 2003, is as follows:



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


DSI REALTY INCOME FUND VI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2003



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

Date:  November, 2003



Richard Conway
Vice President