Form 10-K
period 2003-12-31
DSI REALTY INCOME FUND VI
filed 2004-03-31
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2003, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 2003 and December 31, 2002 were as follows:



Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2003     Ended Dec. 31, 2002


Vallejo, California                  83%                  84%

Santa Rosa, California
(both stages)                        85%                  84%

Arvada, Colorado                     80%                  83%

Las Vegas, Nevada                    88%                  84%

Federal Heights, Colorado            86%                  86%

Colorado Springs, Colorado           88%                  87%

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


Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2003 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS



     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2003 had 802 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.80 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $15.97 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $17.86 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002,  2001, 2000, and 1999
--------------------------------------------------------------------------------
                     2003         2002         2001         2000         1999
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $2,787,298   $2,843,760   $3,115,301   $3,121,611   $2,887,720

TOTAL
EXPENSES           1,547,484    1,777,129    1,825,103    1,742,859    1,619,474
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,239,814   $1,066,631   $1,290,198   $1,378,752   $1,268,246
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,501,244   $2,527,467   $2,971,125   $3,372,953   $3,796,535
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM:
OPERATING         $1,358,369   $1,522,050   $1,755,331   $1,860,986   $1,684,625
INVESTING               -            -         (41,401)     (48,969)    (82,421)
FINANCING         (1,228,042)  (1,533,059)  (1,713,926)  (1,834,963) (1,588,445)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $     51.67  $    44.46   $    53.77   $    57.46   $    52.86
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $     51.18  $    63.90   $    71.43   $    76.48   $    66.20
                  ==========   ==========   ==========   ==========   ==========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2003 COMPARED TO 2002

     Total revenues decreased from $2,842,325 in 2002 to $2,786,419 in 2003, while total expenses decreased from $1,777,129 to $1,547,484 and other income decreased from $1,435 to $879, resulting in an increase in net income from $1,066,631 to t$1,239,814. Rental revenues decreased as a result of lower unit rental rates, partially offset by higher occupancy rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 85.1% for the year 2003 as compared to 84.2% for 2002. Depreciation decreased as the Partnership's properties became essentially fully depreciated during the current year. Operating expenses remained relatively constant as increases in real estate tax and salaries and wages expenses was offset by decreases in maintenance and repair and workers compensation insurance expenses. General and administrative expenses increased approximatley $31,900 (15.7%) primarily as a result of higher legal and professional expense, partially offset by decreases in equipment and computer lease and office supplies and printing expense. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). The General Partners' incentive management fee which is based on cash available for distribution, decreased as a result of the de-crease in net cash provided by operating activities. Property management fees, which are based on revenues, decreased as a result of the decrease in rental revenue.

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

     Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $163,700 (10.8%) in 2003 compared to 2002 primarily due to the decreases in depreciation, incentive management fees payable and customer deposits and other liabilities, partially offset by an increase in net income. Net cash provided by operating activities decreased approximately $233,300 (13.3%) in 2002 compared to 2001 primarily due to the decreases in net income and other assets, partially offset by a decrease in depreciation.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 1%, 3.5%, and 5% of capital contributed by limited partners were declared and paid on December 15, 2003, 2002, and 2001, respectively.

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

     The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exeed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implementation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was a follows:

                                        2003 Quarter Ended
                                        ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $721,110    $716,697    $697,280     $669,332

Net income                     292,741     290,428     317,525      339,120

Net income per limited
  partnership unit            $  12.20    $  12.10    $  13.23     $  14.14

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753



                                        2002 Quarter Ended
                                        ------------------
                              March 31    June 30    September 30  December 30

Total revenues                $735,362    $693,646    $732,861     $680,456

Net income                     294,524     217,539     264,273      290,295

Net income per limited
  partnership unit            $  12.28    $   9.07    $  11.01     $  12.10

Weighted average
  number of limited
  partnership units             23,753      23,753      23,753       23,753





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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2003, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 70 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 75 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 81 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2003, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003 attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2003, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2003.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2004
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2004
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 31, 2004
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.




                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------
                     2003         2002         2001         2000         1999
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $2,787,298   $2,843,760   $3,115,301   $3,121,611   $2,887,720

TOTAL
EXPENSES           1,547,484    1,777,129    1,825,103    1,742,859    1,619,474
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,239,814   $1,066,631   $1,290,198   $1,378,752   $1,268,246
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,501,244   $2,527,467   $2,971,125   $3,372,953   $3,796,535
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM:
OPERATING         $1,358,369   $1,522,050   $1,755,331   $1,860,986   $1,684,625
INVESTING               -            -         (41,401)     (48,969)    (82,421)
FINANCING         (1,228,042)  (1,533,059)  (1,713,926)  (1,834,963) (1,588,445)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $     51.67  $    44.46   $    53.77   $    57.46   $    52.86
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $     51.18  $    63.90   $    71.43   $    76.48   $    66.20
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2003:


                                                         Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 1,239,814    $ 2,094,431
Excess tax depreciation                                  148,650         96,922
Accrued revenue                                                          10,164
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                                 79,486
Accrued distributions to partners                                       269,920
Accrued property taxes                                                  (88,000)
Other                                                                    (2,000)
Tax expense adjustment                                   (28,396)
                                                     -----------    -----------
Per Partnership tax return                           $ 1,360,068    $ 2,579,086
                                                     ===========    ===========
Taxable income per limited
partnership unit                                     $     56.69
                                                     ===========


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 2003 and 2002                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2003                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2003                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2003                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation                  F-9


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




INDEPENDENT AUDITORS' REPORT
Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
March 20, 2004



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


ASSETS                                                  2003             2002

CASH AND CASH EQUIVALENTS                          $   656,745       $   526,418

PROPERTY, Net (Note 3)                               1,769,589         1,926,139

OTHER ASSETS                                            74,910            74,910
                                                   -----------       -----------
TOTAL                                              $ 2,501,244       $ 2,527,467
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                32,543           50,522
Property management fees payable                         13,052           12,864
Customer deposits and other liabilities                  91,298          111,502
                                                    -----------      -----------
Total liabilities                                       406,813          444,808
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (72,341)        (72,459)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2003 and 2002)                        2,166,772       2,155,118
                                                   ------------      -----------
Total partners' equity                                2,094,431       2,082,659
                                                   ------------      -----------
TOTAL                                               $ 2,501,244      $2,527,467
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                               2003         2002         2001

REVENUES:
Rental                                       $2,786,419  $2,842,325   $3,109,553
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                   156,550      393,610     476,803
 Operating                                      851,107      848,878     801,943
 General and administrative                     234,790      202,876     169,671
 General partners' incentive
  management fee (Note 4)                       138,120      160,168     190,675
 Property management
  fee                                           166,917      171,597     186,011
                                             ----------   ----------   ---------
Total expenses                                1,547,484    1,777,129   1,825,103
                                             ----------   ----------   ---------
OPERATING INCOME                             $1,238,935   $1,065,196  $1,284,450

OTHER INCOME -
 Interest income                                    879        1,435       5,748
                                             ----------   ----------  ----------
NET INCOME                                   $1,239,814   $1,066,631  $1,290,198
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,227,416   $1,055,965  $1,277,296
General partners                                 12,398       10,666      12,902
                                             ----------   ----------  ----------
TOTAL                                        $1,239,814   $1,066,631  $1,290,198
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $    51.67   $    44.46   $   53.77
                                             ==========   ==========   =========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE JANUARY 1, 2001                $(63,557)    $ 3,036,372     $ 2,972,815

 Net income                              12,902       1,277,296       1,290,198

 Distributions                          (17,139)     (1,696,787)     (1,713,926)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2001              $(67,794)    $ 2,616,881     $ 2,549,087

 Net income                              10,666       1,055,965       1,066,631

 Distributions                          (15,331)     (1,517,728)     (1,533,059)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2002              $(72,459)    $ 2,155,118     $ 2,082,659

 Net income                              12,398       1,227,416       1,239,814

 Distributions                          (12,280)     (1,215,762)     (1,228,042)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2003              $(72,341)    $ 2,166,772     $ 2,094,431



See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                            2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,239,814   $ 1,066,631  $ 1,290,198
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                156,550       393,610      476,803
Changes in assets and liabilities:
 Other assets                                              39,039      (33,570)
 Incentive management fee payable
  to general partners                       (17,979)       37,851       (5,121)
 Property management fees payable               188          (596)      (1,973)
 Customer deposits and other liabilities    (20,204)      (14,485)      28,994
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,358,369     1,522,050    1,755,331

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                                  (41,401)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,228,042)   (1,533,059)  (1,713,926)
                                         -----------   -----------   ---------

NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                            130,327       (11,009)           4

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        526,418       537,427      537,423
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   656,745   $   526,418   $   537,427
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2003


1.   GENERAL

     DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $120,254.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset,the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2003, 2002, or 2001.

     Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following prouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets; SFAS No 145, Rescission of FASB Statements No 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpre-tation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on the financial statements.

3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2003                2002

       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,618,136          8,618,136
                                              -----------        -----------

       Total                                   10,377,136         10,377,136
       Less accumulated depreciation           (8,607,547)        (8,450,997)
                                              -----------         ----------

       Property, net                          $ 1,769,589        $ 1,926,139
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

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




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $37,939     $258,000  $1,358,728  $1,616,728 $(1,358,728)  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     865,608    27,170      190,000     892,778   1,082,778    (892,778)  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    58,166      305,000   1,817,774   2,122,774  (1,817,276)  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    33,250      247,000   1,144,609   1,391,609  (1,144,609)  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     715,122    22,446      157,000     737,568     894,569    (737,569)  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,972    26,451      260,000   1,040,423   1,300,423  (1,037,105)  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   107,769      342,000   1,626,256   1,968,255  (1,619,482)  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,759,000  $8,304,945  $313,191   $1,759,000  $8,618,136 $10,377,136 $(8,607,547)
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 2001             $10,335,735     $7,580,584
                 Additions                                 41,401        476,803
                                                      -----------     ----------
               Balance at December 31, 2001           $10,377,136     $8,057,387
                 Additions                                               393,610
                                                      -----------     ----------
               Balance at December 31, 2002           $10,377,136     $8,450,997
                 Additions                                               156,550
                                                      -----------     ----------
               Balance at December 31, 2003           $10,377,136     $8,607,547
                                                      ===========     ==========

                                     EXHIBIT 2


                                 March 20, 2004

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2002 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2003              Dec. 31, 2002


Vallejo, California                  83%                  84%

Santa Rosa, California
(both stages)                        85%                  84%

Arvada, Colorado                     80%                  83%

Las Vegas, Nevada                    88%                  84%

Federal Heights, Colorado            86%                  86%

Colorado Springs, Colorado           88%                  87%



     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    Date:  March 20, 2004



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

    Date:  March 20, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 20, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 20, 2004