Form 10-Q
period 2004-03-31
DSI REALTY INCOME FUND VI
filed 2004-05-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2004.



                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2004         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  April 30, 2004        DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                            April 30, 2004


               QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2004 and 2003, revenues decreased 7.0% from $721,110 to $670,669, total expenses decreased 21.2% from $428,588 to $337,588 and other income decreased from $219 to $208. As a result, net income increased 13.9% from $292,741 for the three-month period ended March 31, 2003, to $333,289 for the same period in 2004. The revenue decrease can be attricuted to a decrease in rental income as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 81.4% for the three-month period ended March 31, 2004, compared to 84.5% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Oper-ating expenses decreased approximately $83,500 (23.8%) primarily due to a decrease in depreciation, partially offset by increases in maintenance and repair, real estate tax and security alarm service expenses. General and administrative expenses decreased approximately $7,500 (9.7%) as a result of decreases in incentive management fee and equipment and computer lease expenses, partially offset by an increase in legal and professional expense.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs for the next twelve months and beyond. The General Partners anti-cipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President





DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2004 AND DECEMBER 31, 2003


                               March 31,          December 31,
                                 2004                2003

ASSETS

CASH AND CASH EQUIVALENTS      $ 671,356         $  656,745
PROPERTY,NET                   1,769,589          1,769,589
OTHER ASSETS                      74,910             74,910

TOTAL                         $2,515,855         $2,501,244

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $358,055           $406,813

PARTNERS' EQUITY (DEFICIT):
General Partners                 (71,707)           (72,341)
Limited Partners               2,229,507          2,166,772

     Total partners' equity    2,157,800          2,094,431

TOTAL                         $2,515,855         $2,501,244


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2004 AND 2003

                                March 31,         March 31,
                                  2004               2003
REVENUES:
Rental                          $670,669           $721,110

EXPENSES:
Operating                        267,618            351,073
General and administrative        69,970             77,515
     Total expenses              337,588            428,588

OPERATING INCOME                $333,081           $292,522

OTHER INCOME
 Interest                            208                219

NET INCOME                       333,289            292,741


AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $329,956           $289,814
    General partners               3,333              2,927

TOTAL                           $333,289           $292,741

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $13.89             $12.20

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004      ($72,341)     $2,166,772   $2,094,431

NET INCOME                         3,333         329,956      333,289
DISTRIBUTIONS                     (2,699)       (267,221)    (269,920)

BALANCE AT MARCH 31, 2004       ($71,707)     $2,229,507   $2,157,800


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                      March 31,          March 31,
                                        2004               2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 333,289        $ 292,741
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                              0           98,402
  Changes in assets and liabilities:
     Increase in other assets                  0          (19,800)
     Decrease in liabilities             (48,758)         (51,262)
Net cash provided by operating
  activities                             284,531          320,081

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (269,920)        (269,920)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         14,611           50,161

CASH AND CASH EQUIVALENTS:
At beginning of period                   656,745          526,418
At end of period                       $ 671,356        $ 576,579

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

The accompanying financial information as of March 31, 2004, and for the periods ended March 31, 2004 and 2003, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at March 31, 2004, is as follows:

        Land                             $ 1,759,000
        Buildings and improvements         8,579,426
        Equipment                             38,710
        Total                             10,377,136
        Less: Accumulated Depreciation   ( 8,607,547)
        Property - Net                   $ 1,769,589


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President tnad the Chief Executive Officer. These disclosure controls and procedures and designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report;

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

    Date:  April 30, 2004



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

    Date:  April 30, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 30, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 30, 2004