Form 10-Q
period 2004-06-30
DSI REALTY INCOME FUND VI
filed 2004-08-13
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2004, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2004.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2004          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2004         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer





                             July 31, 2004


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2004, and 2003, total revenues decreased 11.7% from $716,697 to $632,876 and total expenses decreased 15.3% from $426,448 to $361,236 and other income increased from $179 to $209. As a result, net income decreased 6.4% from $290,428 for the three-month period ended June 30, 2003, to $271,849 for the same period in 2004. The revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.5% for the three-month period ended June 30, 2004, compared to 86.2% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $56,400 (16.5%) primarily due to decreases in depreciation, property manage-ment fees, salaries and wages and power and sweeping expenses, partially offset by increases in advertising, maintenance and repairs, office supplies and real estate tax expenses. Depreciation decreased as the Partnership properties became fully depreciated during the prior year. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses decreased approximately $8,800 (10.5%) primarily as a result of a decrease in incentive management fee expense.

For the six-month periods ended June 30, 2004, and 2003, total revenues decreased 9.3% from $1,437,808 to $1,303,545, total expenses decreased 18.3% from $855,037 to $698,824 and other income increased from $398 to $417. As a result, net income increased 3.8% from $583,169 for the six months ended June 30, 2003, to $605,138 for the same period in 2004. The revenue decrease can be attributed to a decrease in rental revenue as a result of lower occu-pancy and unit rental rates. Operating expenses decreased approximately $139,800 (20.2%) primarily due to decreases in depreciation, property manage-ment fees, salaries and wages and power and sweeping expenses, partially off-set by increases in advertising, maintenance and repair and real estate tax expenses. General and administrative expenses decreased approximately $16,400 (10.2%) primarily as a result a decrease in incentive management fee expense.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2004 AND DECEMBER 31, 2003

                               June 30,          December 31,
                                 2004                2003

ASSETS

CASH AND CASH EQUIVALENTS     $  689,224         $  656,745
PROPERTY, Net                  1,769,589          1,769,589
OTHER ASSETS                      74,910             74,910

TOTAL                         $2,533,723         $2,501,244

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $373,994           $406,813

PARTNERS' EQUITY (DEFICIT):
General Partners                 (71,688)           (72,341)
Limited Partners               2,231,417          2,166,772
     Total partners' equity    2,159,729          2,094,431

TOTAL                         $2,533,723         $2,501,244

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                June 30,           June 30,
                                  2004               2003
REVENUES:
Rental                          $632,876           $716,697

EXPENSES:
Operating                        286,127            342,511
General and administrative        75,109             83,937
     Total expenses              361,236            426,448


OPERATING INCOME                $271,640           $290,249

OTHER INCOME
  Interest                           209                179

NET INCOME                      $271,849           $290,428


AGGREGATE NET INCOME ALLOCATED TO :
    Limited Partners            $269,131           $287,524
    General Partners               2,718              2,904

TOTAL                           $271,849           $290,428

NET INCOME PER
   LIMITED PARTNERSHIP UNIT      $ 11.33            $ 12.10

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                 June 30,            June 30,
                                   2004                2003

REVENUES:
Rental                         $1,303,545          $1,437,808

EXPENSES:
Operating                         553,745             693,585
General and administrative        145,079             161,452

Total expenses                    698,824             855,037

OPERATING INCOME                 $604,721            $582,771

OTHER INCOME
  Interest                            417                 398

NET INCOME                       $605,138            $583,169

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $599,087            $577,337
 General Partners                   6,051               5,832

TOTAL                            $605,138            $583,169

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $25.22              $24.31

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753

See accompanying notes to financial statements (unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004      ($72,341)     $2,166,772   $2,094,431

NET INCOME                         6,051         599,087      605,138
DISTRIBUTIONS                     (5,398)       (534,442)    (539,840)

BALANCE AT JUNE 30, 2004        ($71,688)     $2,231,417   $2,159,729


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                      June 30,          June 30,
                                        2004              2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 605,138        $ 583,169
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                              0          167,139
  Changes in assets and liabilities:
     Increase in other assets                  0          (32,554)
     Decrease  in liabilities            (32,819)         (92,883)
Net cash provided by operating
  activities                             572,319          624,871

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (539,840)        (539,841)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         32,479           85,030

CASH AND CASH EQUIVALENTS:
At beginning of period                   656,745          526,418
At end of period                       $ 689,224        $ 611,448


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

The accompanying financial information as of June 30, 2004, and for the periods ended June 30, 2004 and 2003, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at June 30, 2004, is as follows:

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

    Date:  July 31, 2004



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

    Date:  July 31, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2004