Form 10-Q
period 2004-09-30
DSI REALTY INCOME FUND VI
filed 2004-11-12
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2004, which is attached hereto as Exhibit"20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2004.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2004       DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 29, 2004      DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                           October 29, 2004


                QUARTERLY REPORT TO THE LIMITED PARTNERS
                     OF DSI REALTY INCOME FUND VI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2004, and 2003, total revenues decreased 5.2% from $679,280 to $643,758 and total expenses decreased 1.7% from $361,966 to $355,910 and other income remained constant. As a result, net income decreased 9.3% from $317,525 for the three-month period ended September 30, 2003, to $288,059 for the same period in 2004. The revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 80.7% for the three-month period ended September 30, 2004, compared to 85.8% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $49,600 (18.5%) primarily due to increases in advertising, maintenance and repairs, office supplies and real estate tax expenses, partially offset by a decrease in property management fee expense. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses decreased approximately $55,600 (58.9%) primarily as a result of a decrease in legal and professional expense. The decrease in legal and professional expense is related to un-successful legal challenges by two dissident Limited Partners to an amendment to the Partnership Agreement in the prior period.

For the nine-month periods ended September 30, 2004, and 2003, total revenues decreased 8.0% from $2,117,088 to $1,947,303, total expenses decreased 13.3% from $1,217,003 to $1,054,734 and other income increased from $609 to $628.
As a result, net income decreased 0.8% from $900,694 for the nine months ended September 30, 2003, to $893,197 for the same period in 2004. The revenue decrease can be attributed to a decrease in rental revenue as a result of lower occupancy and unit rental rates. Operating expenses decreased approximately $90,300 (9.4%) primarily due to decreases in depreciation, property manage-ment fees, salaries and wages and power and sweeping expenses, partially off-set by increases in advertising, maintenance and repair, office supplies and real estate tax expenses. General and administrative expenses decreased approximately $72,000 (28.14%) primarily as a result of a decrease in incentive management fees and legal and professional expenses. The decrease in legal and professional expense was discussed above.

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

                              Very truly yours,

                              DSI Realty Income Fund VI
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President






DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                             September 30,        December 31,
                                 2004                2003

ASSETS

CASH AND CASH EQUIVALENTS     $  713,257         $  656,745
PROPERTY, Net                  1,769,589          1,769,589
OTHER ASSETS                      74,910             74,910

TOTAL                         $2,557,756         $2,501,244

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                     $379,888           $406,813

PARTNERS' EQUITY (DEFICIT):
General Partners                 (71,506)           (72,341)
Limited Partners               2,249,374          2,166,772
     Total partners' equity    2,177,868          2,094,431

TOTAL                         $2,557,756         $2,501,244


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                              September 30,      September 30,
                                  2004               2003

REVENUES:
Rental                          $643,758           $679,280

EXPENSES:
Operating                        317,096            267,529
General and administrative        38,814             94,437
     Total expenses              355,910            361,966

OPERATING INCOME                 287,848            317,314

OTHER INCOME
  Interest                           211                211

NET INCOME                       288,059            317,525


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners            $285,178           $314,350
    General partners               2,881              3,175

TOTAL                           $288,059           $317,525

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.01             $13.23

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                               September 30,    September 30,
                                   2004             2003


REVENUES:
Rental                          $1,947,303        $2,117,088

EXPENSES:
Operating                          870,841           961,114
General and administrative         183,893           255,889

Total expenses                   1,054,734         1,217,003

OPERATING INCOME                   892,569           900,085

OTHER INCOME
  Interest                             628               609

NET INCOME                         893,197           900,694

AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                   884,265           891,687
General Partners                     8,932             9,007

TOTAL                              893,197           900,694

NET INCOME PER LIMITED
PARTNERSHIP UNIT                   $ 37.23           $ 37.54

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION        23,753            23,753

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2004      ($72,341)    $2,166,772   $2,094,431

NET INCOME                         8,932        884,265      893,197
DISTRIBUTIONS                     (8,097)      (801,663)    (809,760)

BALANCE AT SEPTEMBER 30, 2004   ($71,506)    $2,249,374   $2,177,868


See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                    September 30,      September 30,
                                        2004               2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                          $  893,197         $  900,694
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
  Depreciation                               0            167,139
  Changes in assets and liabilities:
  Increase in other assets                   0            (20,355)
 (Decrease)increase in liabilities     (26,925)            15,960
Net cash provided by operating
  activities                           866,272          1,063,438


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners        (809,760)          (809,760)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                       56,512            253,678

CASH AND CASH EQUIVALENTS:
At beginning of period                 656,745            526,418
At end of period                    $  713,257         $  780,096

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

The accompanying financial information as of September 30, 2004, and for the periods ended September 30, 2004 and 2003, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation at September 30, 2004, is as follows:



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


DSI REALTY INCOME FUND VI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2004



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

Date:  November, 2004



Richard Conway
Vice President