Form 10-K
period 2004-12-31
DSI REALTY INCOME FUND VI
filed 2005-03-30
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2004, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant, DSI Realty Income Fund VI (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated March 27, 1981. The General Partners are DSI Properties, Inc., a California corporation, Diversified Investors Agency, a general partnership, whose current partners are Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-three thousand seven hundred fifty-three (23,753) units of limited partnership interests aggregating Eleven Million Eight Hundred Seventy-Six Thousand Five Hundred Dollars ($11,876,500). The General Partners have retained a one percent (l%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future. Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire seven mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners. The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     The average occupancy levels for each of the Partnership's seven properties for the years ended December 31, 2004 and December 31, 2003 were as follows:



Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2004     Ended Dec. 31, 2003


Vallejo, California                  81%                  82%

Santa Rosa, California
(both stages)                        80%                  82%

Arvada, Colorado                     79%                  80%

Las Vegas, Nevada                    85%                  86%

Federal Heights, Colorado            79%                  82%

Colorado Springs, Colorado           78%                  83%


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


Item 2.  PROPERTIES

     Registrant owns a fee interest in seven mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2004 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS



     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2004 had 796 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $13.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $12.80 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $15.97 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2004, 2003,  2002, 2001, and 2000
--------------------------------------------------------------------------------
                     2004         2003         2002         2001         2000
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $2,619,017   $2,787,298   $2,843,760   $3,115,301   $3,121,611

TOTAL
EXPENSES           1,357,021    1,547,484    1,777,129    1,825,103    1,742,859
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,261,996   $1,239,814   $1,066,631   $1,290,198   $1,378,752
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,638,552   $2,501,244   $2,527,467   $2,971,125   $3,372,953
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM (USED IN):
OPERATING         $1,243,303   $1,358,369   $1,522,050   $1,755,331   $1,860,986
INVESTING            (13,203)         -            -        (41,401)    (48,969)
FINANCING         (1,284,500)  (1,228,042)  (1,533,059)  (1,713,926) (1,834,963)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $     52.60  $    51.67   $    44.46   $    53.77   $    57.46
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $     53.54  $    51.18   $    63.90   $    71.43   $    76.48
                  ===========  ==========   ==========   ==========   ==========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.


Critical Accounting Policies

Revenue recognition - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.


                              RESULTS OF OPERATIONS

2004 COMPARED TO 2003

     Total revenues decreased from $2,786,419 in 2003 to $2,618,177 in 2004, while total expenses decreased from $1,547,484 to $1,357,021 and other income decreased from $879 to $840, resulting in an increase in net income from $1,239,814 to $1,261,996. Rental revenues decreased primarily as a result of lower occupancy rates. Occupancy levels for the Partnership's seven mini-storage facilities averaged 80.1% for the year 2004 as compared to 85.1% for 2003. The approximate $16,600 (2.0%) increase in operating expenses was due primarily to increases in advertising and repairs and maintenance expenses, partially offset by a decrease in salaries and wage expense. General and administrative expenses decreased approximately $34,800 (14.8%) primarily as a result of lower legal and professional and equipment and computer lease expenses, partially offset by an increase in office supplies and printing expense. The decrease in legal and professional expense is related to un-successful legal challenges by two dissident Limited Partners to a proposed amendment to the Partnership Agreement in the prior year (see paragraph below). The General Partners' incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities reduced by additions to property. Property management fees, which are based on revenues, decreased as a result of the decrease in rental revenue.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $60,100 (4.4%) in 2004 compared to 2003 primarily due to the increase in net income and customer deposits and other liabilities, partially offset by the decrease in depreciation. Net cash provided by operating activities decreased approximately $163,700 (10.8%) in 2003 compared to 2002 primarily due to the decreases in depreciation, incentive management fees payable and customer deposits and other liabilities, partially offset by an increase in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 1.5%, 1%, and 3.5% of capital contributed by limited partners were declared and paid on December 15, 2004, 2003, and 2002, respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties in 2004. The Partnership has no material commitments for capital expenditures.

     In 2003, the Limited Partners approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exeed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implementation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was a follows:


                                        2004 Quarter Ended
                                        ------------------

                              March 31    June 30    September 30  December 31

Total revenues                $670,669    $632,876    $643,758     $670,874

Net income                     333,289     271,849     288,059      368,799

Net income per limited
  partnership unit            $  13.89    $  11.33    $  12.01     $  15.37

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753



                                         2003 Quarter Ended
                                        ------------------

                              March 31    June 30    September 30  December 31

Total revenues                $721,110    $716,697    $697,280     $669,332

Net income                     292,741     290,428     317,525      339,120

Net income per limited
  partnership unit            $  12.20    $  12.10    $  13.23     $  14.14

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753



Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as

Item 8, Part II hereof.
     See the financial statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

Item 9a. CONTROLS AND PROCEDURES

     The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Parnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.




                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2004, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 71 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 76 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 82 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2004, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004 attached hereto as Exhibit l and incorporated herein by this reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2004 were $26,920 and for 2003 were $25,600.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitee & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $20,900 and for 2003 were $19,500. Most of the fees related to preparation of the Partner-ship's tax returns.
                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2004, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2004.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2005
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2005
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 31, 2005
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.




                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------
                     2004         2003         2002         2001         2000
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $2,619,017   $2,787,298   $2,843,760   $3,115,301   $3,121,611

TOTAL
EXPENSES           1,357,021    1,547,484    1,777,129    1,825,103    1,742,859
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,261,996   $1,239,814   $1,066,631   $1,290,198   $1,378,752
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,638,552   $2,501,244   $2,527,467   $2,971,125   $3,372,953
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM (USED IN):
OPERATING         $1,243,303   $1,358,369   $1,522,050   $1,755,331   $1,860,986
INVESTING            (13,203)         -            -        (41,401)    (48,969)
FINANCING         (1,284,500)  (1,228,042)  (1,533,059)  (1,713,926) (1,834,963)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $     52.60  $    51.67   $    44.46   $    53.77   $    57.46
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $     53.54  $    51.18   $    63.90   $    71.43   $    76.48
                  ===========  ==========   ==========   ==========   ==========


The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2004:


                                                         Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 1,261,996    $ 2,071,927
Excess tax depreciation                                   (7,519)        89,403
Accrued revenue                                                          10,164
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                 (17,105)        62,381
Accrued expenses                                           9,800          9,800
Accrued property taxes                                                  (88,000)
Fixed asset adjustment                                   (12,500)       (12,500)
Excess book distributions                                               269,920
Prior year's mis. tax adjustments                                        (2,000)
Tax expense adjustment                                   (24,873)
                                                     -----------    -----------
Per Partnership tax return                           $ 1,209,799    $ 2,529,258
                                                     ===========    ===========
Taxable income per limited
partnership unit                                     $     50.42
                                                     ===========


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                  F-1

    Balance Sheets as of December 31, 2004 and 2003                          F-2

    Statements of Income for each of the Three
        Years Ended December 31, 2004                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        each of the Three Years Ended December 31, 2004                      F-4

    Statements of Cash Flows for each of the Three Years
        Ended December 31, 2004                                              F-5

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


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsi-bility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its in-ternal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as e valuating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
March 14, 2005



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


ASSETS                                                  2004             2003

CASH AND CASH EQUIVALENTS                          $   602,345       $   656,745

PROPERTY, Net (Note 3)                               1,949,719         1,769,589

OTHER ASSETS                                            86,488            74,910
                                                   -----------       -----------
TOTAL                                              $ 2,638,552       $ 2,501,244
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners                           $   269,920      $   269,920
Incentive management fee payable to
general partners (Note 4)                                37,333           32,543
Property management fees payable                         12,707           13,052
Customer deposits and other liabilities                  84,049           91,298
Capital lease obligations (Note 3)                      162,616
                                                    -----------      -----------
Total liabilities                                       566,625          406,813
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (72,566)        (72,341)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2004 and 2003)                        2,144,493       2,166,772
                                                   ------------      -----------
Total partners' equity                                2,071,927       2,094,431
                                                   ------------      -----------
TOTAL                                               $ 2,638,552      $2,501,244
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                               2004         2003         2002

REVENUES:
Rental                                       $2,618,177  $2,786,419   $2,842,325
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                     8,189      156,550     393,610
 Operating                                      867,719      851,107     848,878
 General and administrative                     199,953      234,790     202,876
 General partners' incentive
  management fee (Note 4)                       125,589      138,120     160,168
 Property management
  fee                                           155,571      166,917     171,597
                                             ----------   ----------   ---------
Total expenses                                1,357,021    1,547,484   1,777,129
                                             ----------   ----------   ---------
OPERATING INCOME                             $1,261,156   $1,238,935  $1,065,196

OTHER INCOME -
 Interest income                                    840          879       1,435
                                             ----------   ----------  ----------
NET INCOME                                   $1,261,996   $1,239,814  $1,066,631
                                             ==========   ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,249,376   $1,227,416  $1,055,965
General partners                                 12,620       12,398      10,666
                                             ----------   ----------  ----------
TOTAL                                        $1,261,996   $1,239,814  $1,066,631
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $    52.60   $    51.67   $   44.46
                                             ==========   ==========   =========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE JANUARY 1, 2002                $(67,794)    $ 2,616,881     $ 2,549,087

 Net income                              10,666       1,055,965       1,066,631

 Distributions                          (15,331)     (1,517,728)     (1,533,059)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2002              $(72,459)    $ 2,155,118     $ 2,082,659

 Net income                              12,398       1,227,416       1,239,814

 Distributions                          (12,280)     (1,215,762)     (1,228,042)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2003              $(72,341)    $ 2,166,772     $ 2,094,431

 Net income                              12,620       1,249,376       1,261,996

 Distributions                          (12,845)     (1,271,655)     (1,284,500)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2004              $(72,566)    $ 2,144,493     $ 2,071,927
                                        =======     ===========     ===========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                            2004          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,261,996   $ 1,239,814  $ 1,066,631
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                  8,189       156,550      393,610
Changes in assets and liabilities:
 Other assets                               (11,578)                    39,039
 Incentive management fee payable
  to general partners                         4,790       (17,979)      37,851
 Property management fees payable              (345)          188         (596)
 Customer deposits and other liabilities     (7,249)       (20,204)     (14,485)
 Capital lease obligation                   (12,500)
                                         ----------    ----------     ---------
 Net cash provided by
  operating activities                    1,243,303    1,358,369    1,522,050

CASH FLOWS USED IN INVESTING ACTIVITIES -
Additions to property                       (13,203)

CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions to partners                (1,284,500)   (1,228,042)  (1,533,059)
                                         -----------   -----------   ---------

NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (54,400)      130,327      (11,009)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        656,745       526,418      537,427
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   602,345   $   656,745   $  526,418
                                        ===========   ===========   ============

NON CASH INVESTING ACTIVITIES

  Acquisition of trucks utilizing capital leases      $175,116


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004


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

     Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period. Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $52,197.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset,the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2004, 2003, or 2002.

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


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2004                2003

       Land                                   $ 1,759,000        $ 1,759,000
       Buildings and improvements               8,631,339          8,618,136
                                              -----------        -----------

       Total                                   10,390,339         10,377,136
       Less accumulated depreciation           (8,615,736)        (8,607,547)
                                              -----------         ----------

       Total                                  $ 1,774,603        $ 1,769,589

       Rental trucks under
        capital leases                            175,116
                                              -----------        -----------
       Property - net                         $ 1,949,719        $ 1,769,589
                                              ===========         ===========

      The rental trucks under capital leases were not placed into service until January 2005 and therefore no depreciation expense was recorded during 2004.

      The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2004 are summarized as follows:

      2005                                              $45,000
      2006                                               45,000
      2007                                               45,000
      2008                                               45,000
                                                        -------
      Total future minimum payment obligations          180,000
      Less interest portion                              17,384
                                                        -------
      Present value of net minimum lease payments      $162,616
                                                        =======

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




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $39,210     $258,000  $1,359,999  $1,617,999 $1,357,740  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     865,608    28,231      190,000     893,839   1,083,839    892,884  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    61,098      305,000   1,820,706   2,125,706  1,818,067  12/83 06/82 20 Yrs
Las Vegas, NV         None     247,000   1,111,359    33,250      247,000   1,144,609   1,391,609  1,143,633  11/83 07/82 20 Yrs
Santa Rosa, CA III    None     157,000     715,122    23,323      157,000     738,445     895,445    737,656  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,972    29,358      260,000   1,043,330   1,303,330  1,039,086  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   111,924      342,000   1,630,411   1,972,411  1,626,670  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,759,000  $8,304,945  $326,394   $1,759,000  $8,631,339 $10,390,339 $8,615,736
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 2002             $10,377,136     $8,057,387
                 Additions                                               393,610
                                                      -----------     ----------
               Balance at December 31, 2002           $10,377,136     $8,450,997
                 Additions                                               156,550
                                                      -----------     ----------
               Balance at December 31, 2003           $10,377,136     $8,607,547
                 Additions                                 13,203          8,189
                                                      -----------     ----------
               Balance at December 31, 2004           $10,390,339     $8,615,736
                                                      ===========     ==========

                                     EXHIBIT 2


                                 March 14, 2005

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity and cash flows for each of the three years ended December 31, 2004 accompanied by an independent auditors' report. The Partnership owns seven mini-
storage   facilities,   including  two  in  Santa  Rosa,  California.   The
Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property               Average Occupancy      Average Occupancy
                                   Levels for the         Levels for the
                                   Year Ended             Year Ended
                                   Dec. 31, 2004          Dec. 31, 2003



Vallejo, California                  81%                  82%

Santa Rosa, California
(both stages)                        80%                  82%

Arvada, Colorado                     79%                  80%

Las Vegas, Nevada                    85%                  86%

Federal Heights, Colorado            79%                  82%

Colorado Springs, Colorado           78%                  83%




     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 14, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 14, 2005