Form 10-Q
period 2005-03-31
DSI REALTY INCOME FUND VI
filed 2005-05-16
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2005 AND DECEMBER 31, 2004


                               March 31,          December 31,
                                 2005                2004

ASSETS

CASH AND CASH EQUIVALENTS      $ 546,659         $  602,345
PROPERTY,NET                   1,949,719          1,949,719
OTHER ASSETS                      86,488             86,488
                              ----------         ----------
TOTAL                         $2,582,866         $2,638,552
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $269,920           $269,920
Capital lease obligation         151,118            162,616
Other liabilities                101,817            134,089
                                --------           --------
Total liabilities                522,855            566,625
                                ========           ========

PARTNERS' EQUITY (DEFICIT):
General Partners                 (72,685)           (72,566)
Limited Partners               2,132,696          2,144,493
                               ---------          ---------
     Total partners' equity    2,060,011          2,071,927

TOTAL                         $2,582,866         $2,638,552
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004

                                March 31,         March 31,
                                  2005               2004
REVENUES:
Rental                          $662,791           $670,669
                                --------           --------
EXPENSES:
Operating                        332,111            267,618
General and administrative        72,883             69,970
                                --------           --------
     Total expenses              404,994            337,588
                                --------           --------
OPERATING INCOME                 257,797            333,081

OTHER INCOME
 Interest                            207                208
                                --------           --------
NET INCOME                      $258,004           $333,289
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $255,424           $329,956
    General partners               2,580              3,333
                                --------           --------
TOTAL                           $258,004           $333,289
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $10.75             $13.89
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005      ($72,566)     $2,144,493   $2,071,927

NET INCOME                         2,580         255,424      258,004
DISTRIBUTIONS                     (2,699)       (267,221)    (269,920)
                                --------      ----------   ----------
BALANCE AT MARCH 31, 2005       ($72,685)     $2,132,696   $2,060,011
                                ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                      March 31,          March 31,
                                        2005               2004

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 258,004        $ 333,289
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
  Changes in assets and liabilities:
     Decrease in liabilities             (43,770)         (48,758)
Net cash provided by operating         ---------        ---------
  activities                             214,234          284,531
                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (269,920)        (269,920)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        (55,686)          14,611

CASH AND CASH EQUIVALENTS:
At beginning of period                   602,345          656,745
                                       ---------        ---------
At end of period                       $ 546,659        $ 671,356
                                       =========        =========

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

The accompanying financial information as of March 31, 2005, and for the periods ended March 31, 2005 and 2004, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated
useful  life of 20  years.   The  total  cost  of  property and  accumulated
depreciation  at  March  31, 2005,  is  as  follows:

                                       March 31, 2005    December 31, 2004
        Land                             $ 1,759,000       $ 1,759,000
        Buildings and improvements         8,579,426         8,579,426
        Equipment                            227,029           227,029
                                         -----------       -----------
        Total                             10,565,455        10,565,455
        Less: Accumulated Depreciation   ( 8,615,736)      ( 8,615,736)
                                         -----------       -----------
        Property - Net                   $ 1,949,719       $ 1,949,719
                                         ===========       ===========

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

     The General Partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of the project.

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


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2005 and 2004, revenues decreased 1.2% from $670,669 to $662,791, total expenses increased 20.0% from $337,588 to $404,994 and other income decreased from $208 to $207. As a result, net income decreased 22.6% from $333,289 for the three-month period ended March 31, 2004, to $258,004 for the same period in 2005. The revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy rates, partially offset by higher unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 77.5% for the three-month period ended March 31, 2005, compared to 81.4% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $64,500 (24.1%) primarily due to increasee in advertising, maintenance and repair and office supplies expenses. General and administrative expenses increased approximately $2,900 (4.1%) as a result of increases in legal and professional and equipment and computer lease expenses, partially offset by a decrease in incentive management fees expense. Incentive management fees, which are based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities.

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

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE


Item 4.   CONTROLS AND PROCEDURES

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





                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Registrant is not a party to any material pending legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005           DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  May 13, 2005          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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


    Date:  May 13, 2005



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


    Date:  May 13, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 13, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 13, 2005