Form 10-Q
period 2005-06-30
DSI REALTY INCOME FUND VI
filed 2005-08-16
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2005 AND DECEMBER 31, 2004

                               June 30,          December 31,
                                 2005                2004

ASSETS

CASH AND CASH EQUIVALENTS     $  462,934         $  602,345
ASSET HELD FOR SALE (NOTE 5)     265,488
PROPERTY, Net                  1,666,719          1,949,719
OTHER ASSETS                      86,488             86,488
                              ----------         ----------
TOTAL                         $2,481,629         $2,638,552
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners         269,920            269,920
Capital lease obligation         139,621            162,616
Other liabilities                 10,441            134,089
                              ----------         ----------
Total liabilities               $419,982           $566,625
                              ==========         ==========

PARTNERS' EQUITY (DEFICIT):
General Partners                 (72,668)           (72,566)
Limited Partners               2,134,315          2,144,493
                              ----------         ----------
     Total partners' equity    2,061,647          2,071,927

TOTAL                         $2,481,629         $2,638,552
                              ==========         ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                June 30,           June 30,
                                  2005               2004
REVENUES:
Rental                          $583,968           $569,923
                                --------           --------
EXPENSES:
Operating                        295,780            258,089
General and administrative        71,624             75,109
                                --------           --------
     Total expenses              367,404            333,198
                                --------           --------

OPERATING INCOME                $216,564           $236,725

OTHER INCOME
  Interest                           211                209
                                --------           --------
INCOME FROM CONTINUING
  OPERATIONS                     216,775            236,934

DISCONTINUED OPERATIONS (Note 5)
  INCOME FROM
  DISCONTINUED OPERATIONS         54,781             34,915
                                --------           --------
NET INCOME                      $271,556           $271,849
                                ========           ========

INCOME FROM CONTINUING
    OPERATIONS ALLOCATED TO :

    Limited Partners            $214,607           $234,565
    General Partners               2,168              2,369
                                --------           --------
TOTAL                           $216,775           $236,934
                                ========           ========
INCOME PER
   LIMITED PARTNERSHIP UNIT      $  9.03            $  9.88
                                 =======            =======

AGGREGATE NET INCOME
   ALLOCATED TO:

   Limited Partners             $268,840           $269,131
   General Partners                2,716              2,718
                                --------           --------
TOTAL                           $271,556           $271,849
                                ========           ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT             $  11.32           $  11.33
                                ========           ========

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                 June 30,            June 30,
                                   2005                2004

REVENUES:
Rental                         $1,164,880          $1,167,820
                               ----------          ----------
EXPENSES:
Operating                         589,446             493,085
General and administrative        144,507             145,079
                               ----------          ----------
Total expenses                    733,953             638,164
                               ----------          ----------
OPERATING INCOME                 $430,927            $529,656

OTHER INCOME
  Interest                            418                 417
                               ----------          ----------

INCOME FROM CONTINUING
   OPERATIONS                     431,345             530,073

DISCONTINUED OPERAITONS (Note 5)
  INCOME FROM
  DISCONTINUED OPERATIONS          98,215              75,065
                               ----------          ----------
NET INCOME                       $529,560            $605,138
                               ==========          ==========

INCOME FROM CONTINUING
  OPERATIONS ALLOCATED TO:

  Limited Partners               $427,032            $524,772
  General Partners                  4,313               5,301
                               ----------          ----------
TOTAL                            $431,345            $530,073
                               ==========          ==========

INCOME FROM CONTINUING
  OPERATIONS PER
  LIMITED PARTNERSHIP UNIT         $17.98              $22.09
                                   ======              ======

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $524,264            $599,087
 General Partners                   5,296               6,051
                               ----------          ----------
TOTAL                            $529,560            $605,138
                               ==========          ==========
NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $22.07              $25.22
                                   ======              ======
LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753
                                   ======              ======

See accompanying notes to financial statements (unaudited).




STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005      ($72,566)     $2,144,493   $2,071,927

NET INCOME                         5,296         524,264      529,560
DISTRIBUTIONS                     (5,398)       (534,442)    (539,840)
                                --------      ----------   ----------
BALANCE AT JUNE 30, 2005        ($72,668)     $2,134,315   $2,061,647
                                ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                      June 30,          June 30,
                                        2005              2004

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 529,560        $ 605,138
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         17,512
  Changes in assets and liabilities:
     Decrease  in liabilities           (146,643)         (32,819)
Net cash provided by operating         ---------        ---------
  activities                             400,429          572,319
                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (539,840)        (539,840)

NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                       (139,411)          32,479

CASH AND CASH EQUIVALENTS:
At beginning of period                   602,345          656,745
                                       ---------        ---------
At end of period                       $ 462,934        $ 689,224
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

The accompanying financial information as of June 30, 2005, and for the periods ended June 30, 2005 and 2004, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                  June 30, 2005      December 31, 2004

   Land                             $ 1,512,000         $ 1,759,000
   Buildings and improvements         7,445,231           8,579,426
   Equipment                            199,103             227,029
                                    -----------         -----------
   Total                              9,156,334          10,565,455
   Less: Accumulated Depreciation   ( 7,489,615)         (8,615,736)
                                    -----------         -----------
   Property - Net                   $ 1,666,719         $ 1,949,719
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

5.   DISCONTINUED OPERATIONS

     On June 10, 2005, a purchase agreement was signed with Station Casinos, whereby it would acquire the Partnerships' mini-storage facility in Las Vegas, Nevada. Escrow closed on August 1,2005 and the sale proceeds were transferred to the Partnership on August 2, 2005. On August 8, 2005, the proceeds in the amount of $4,545,612 were distributed to the Limited Partners. The gain on sale of the facility is approximately $3,154,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2005, and 2004, total revenues increased 6.5% from $632,876 to $674,227 and total expenses increased 11.5% from $361,236 to $402,882 and other income increased from $209 to $211. As a result, net income decreased 0.1% from $271,849 for the three-month period ended June 30, 2004, to $271,556 for the same period in 2005. The revenue increase can be attributed to an increase in rental income as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.7% for the three-month period ended June 30, 2005, compared to 79.5% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $45,100 (15.8%) primarily due to increases in purchase of locks, property management fees, salaries and wages, truck insurance and depreciation expenses, partially offset by a decrease in advertising expense. General and admini-strative expenses decreased approximately $3,500 (4.7%) primarily as a result of a decrease in state tax payments.

For the six-month periods ended June 30, 2005, and 2004, total revenues increased 2.6% from $1,303,545 to $1,337,018, total expenses increased 15.6% from $698,824 to $807,876 and other income increased from $417 to $418. As a result, net income decreased 12.5% from $605,138 for the six months ended June 30, 2004, to $529,560 for the same period in 2005. The revenue increase can be attributed to an increase in rental revenue as a result of higher unit rental rates. Operating expenses increased approximately $109,600 (19.8%) primarily due to increases in depreciation, maintenance and repair, purchase of locks, salaries and wages and truck insurance, parially offset by a decrease in security alarm services expense. General and administrative expenses re-mained constant, as increases in legal and professional and equipment and computer lease expenses was offset by decreases in incentive management fee expense and state tax.

On June 10, 2005, a purchase agreement was signed with Station Casinos, whereby they would acquire the Partnerships' mini-storage facility in Las Vegas, Nevada. Escrow closed on August 1,2005 and the sale proceeds were transferred to the Partnership on August 2, 2005. On August 8, 2005, the proceeds in the amount of $4,545,612 were distributed to the Limited Partners. The gain on sale of the facility is approximately $3,154,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2005        DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 29, 2005         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

    Date:  July 29, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 29, 2005