Form 10-Q
period 2005-09-30
DSI REALTY INCOME FUND VI
filed 2005-11-22
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                             September 30,         December 31,
                                 2005                2004

ASSETS

CASH AND CASH EQUIVALENTS     $  563,217         $  602,345
PROPERTY, Net                  1,658,547          1,949,719
OTHER ASSETS                      86,488             86,488
                              ----------         ----------
TOTAL                         $2,308,252         $2,638,552
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners      $  203,536         $  269,920
Capital lease obligation         112,237            162,616
Other liabilities                148,947            134,089
                              ----------         ----------
Total liabilities                464,720            566,625
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (72,358)           (72,566)
Limited Partners               1,915,890          2,144,493
                              ----------         ----------
     Total partners' equity    1,843,532          2,071,927
                              ----------         ----------
TOTAL                         $2,308,252         $2,638,552
                              ==========         ==========

See accompanying notes to financial statements.


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                              September 30,      September 30,
                                  2005               2004
REVENUES:
Rental                          $604,784           $560,996
                                --------           --------
EXPENSES:
Operating                        302,509            280,491
General and administrative        47,880             38,814
                                --------           --------
     Total expenses              350,389            319,305
                                --------           --------

OPERATING INCOME                 254,395            241,691

OTHER INCOME

  Interest                           197                211
                              ----------          ---------

INCOME FROM OPERATIONS
 BEFORE DISCONTINUED
 OPERATIONS                      254,592            241,902
                              ----------          ---------
DISCONTINUED OPEATIONS:
 Net (loss) income from
 operations of
 discontinued operations         (13,739)            46,157

Gain from sale of
  discontinued operations      4,342,497
                              ----------         ----------

TOTAL INCOME FROM
 DISCONTINUED OPEATIONS        4,328,758             46,157
                              ----------         ----------

NET INCOME                    $4,583,350         $  288,059
                              ----------         ----------

AGGREGATE NET INCOME
   ALLOCATED TO:

   Limited Partners           $4,535,024           $285,178
   General Partners               48,326              2,881
                              ----------           --------
TOTAL                         $4,583,350           $288,059
                              ==========           ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT             $ 190.92           $  12.01
                                ========           ========

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements.


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                               September 30,       September 30,
                                   2005                2004

REVENUES:
Rental                         $1,769,664          $1,728,815
                               ----------          ----------
EXPENSES:
Operating                         890,242             773,575
General and administrative        192,387             183,893
                               ----------          ----------
Total expenses                  1,082,629             957,468
                               ----------          ----------
OPERATING INCOME                  687,035             771,347

OTHER INCOME
  Interest                            615                 628
                               ----------          ----------
INCOME FROM OPERATIONS
 BEFORE DISCONTINUED
  OPERATIONS                      687,650             771,975
                               ----------          ----------
DISCONTINUED OPERATIONS:
 Net income from operations
 of discontinued operations        82,763             121,222

Gain on sale of
  discontinued operations       4,342,497
                               ----------          ----------
TOTAL INCOME FROM
 DISCONTINUED OPERATIONS        4,425,260             121,222
                               ----------          ----------

NET INCOME                     $5,112,910            $893,197
                               ==========            ========


AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners              $5,059,289            $884,265
 General Partners                  53,621               8,932
                               ----------            --------
TOTAL                          $5,112,910            $893,197
                               ==========            ========
NET INCOME PER LIMITED
 PARTNERSHIP UNIT                 $213.00              $37.23
                                  =======              ======
LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753
                                   ======              ======

See accompanying notes to financial statements.




STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005      ($72,566)     $2,144,493   $2,071,927

NET INCOME                        53,621       5,059,289    5,112,910
DISTRIBUTIONS                    (53,413)     (5,287,892)  (5,341,305)
                                --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2005   ($72,358)     $1,915,890   $1,843,532
                                ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                    September 30,     September 30,
                                        2005              2004

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                            $5,112,910         $ 893,197
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         25,684
     Gain on sale of
      discontinued operations         (4,342,497)
  Changes in assets and liabilities:
     Decrease  in liabilities           (101,905)         (26,925)
Net cash provided by operating         ---------        ---------
  activities                             694,192          866,272
                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
     Proceeds from sale of
      discontinued operations          4,607,985

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners        (5,341,305)        (809,760)
                                      ----------        ---------
NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                        (39,128)          56,512

CASH AND CASH EQUIVALENTS:
At beginning of period                   602,345          656,745
                                       ---------        ---------
At end of period                       $ 563,217        $ 713,257
                                       =========        =========

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

The Partnership owns six mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

The accompanying financial information as of September 30, 2005, and for the periods ended September 30, 2005 and 2004, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                              September 30, 2005     December 31, 2004

   Land                             $ 1,512,000         $ 1,759,000
   Buildings and improvements         7,445,231           8,579,426
   Equipment                            199,103             227,029
                                    -----------         -----------
   Total                              9,156,334          10,565,455
   Less: Accumulated Depreciation   ( 7,497,787)         (8,615,736)
                                    -----------         -----------
   Property - Net                   $ 1,658,547         $ 1,949,719
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

5.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, the net income and the net gain on disposition of a mini-storage facility located in Las Vegas, Nevada, which was sold on August 1, 2005, is re-flected in the combined statement of operations as discontinued operations for all periods presented. The mini-storage facility was sold for a sales price of $5,400,000. The mini-storage facility was sold together with an adjacent mini-storage facility owned by DSI Realty Income Fund IV, for a combined sales price of $10 million. The sales price was allocated to the properties using the relative fair values. The relative fair values were determined by the general partners using historical net income from
     operations.   In August 2005, the  proceeds in  the  amount  of $4,545,612 were distributed to the Limited Partners. The net gain on the sale of the facility is $4,342,497, which is net of fees paid to the General Partners in accordance with the partnership agreement amounting to $788,500.

     The following table summarizeds the revenue and expense components that comprise discontinued operations:

     FOR THE THREE MONTHS ENDED
                                            9/30/05            9/30/04
                                            -------            -------
     REVENUE                               $ 16,052           $ 82,782

     EXPENSES

     Operating                               29,791             36,605
                                           --------           --------
     NET OPERATING
     INCOME FROM
     DISCONTINUED
     OPERATIONS                             (13,739)            46,157

     Net gain on sale
     of property                          4,342,497
                                         ----------          ---------
     Net income from
     discontinued operations             $4,328,758          $  46,157
                                         ==========          =========


     FOR THE NINE MONTHS ENDING
                                            9/30/05            9/30/04
                                            -------            -------

     REVENUE                               $188,190           $218,488

     EXPENSES

     Operating                              105,427             97,266
                                           --------           --------

     NET OPERATING
     INCOME FROM
     DISCONTINUED
     OPERATIONS                              82,763            121,222

     Gain on sale
     of property                          4,342,497
                                          ---------           --------

     Net income from
     discontinued operations             $4,425,260           $121,222
                                         ==========           ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2005, and 2004,total revenues increased 7.8% from $560,996 to $604,784 and total expenses increased 9.7% from $319,305 to $350,389, and other income decreased from $211 to $197. Net income from discontinued operations increased from $46,157 to $4,328,758 due to the sale of the mini-storage facility in Las Vegas (see footnote 5). As a result, net income increased 0.1% from $288,059 for the three-month period ended September 30, 2004, to $4,583,350 for the same period in 2005. The revenue increase can be attributed to an increase in rental income as a result of higher occupancy and unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 82.0% for the three-month period ended September 30, 2005, compared to 80.7% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $22,000 (7.8%) primarily due to increases in salaries and wages, truck insurance and maintenance and depreciation expenses, partially offset by a decrease in advertising expense and maintenance and repair expenses. General and administrative expenses increased approximately $9,100 (23.4%) primarily as a result of increases in incentive management fee and equipment and computer lease expenses.

For the nine-month period ended September 30, 2005, and 2004, total revenues increased 2.4% from $1,728,815 to $1,769,664, total expenses increased 13.1% from $957,468 to $1,082,629, and other income decreased from $628 to $615. Net income from discontinued operations increased from $121,222 to $4,425,260 due to the sale of the mini-storage facility in Las Vegas (see footnote 5). As a result, net income increased from $893,197 for the nine months ended September 30, 2004, to $5,112,910 for the same period in 2005. The revenue increase can be attributed to an increase in rental revenue as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $116,700 (15.1%) primarily due to increases in depreciation, maintenance and repair, purchase of locks and packing materials, salaries and wages and truck insurance and maintenance and bank and credit card fees expenses, partially offset by a decrease in advertising, security alarm services and postage expenses. General and administrative expenses increased approximately $8,500 (4.6%) primarily as a result of increases in legal and professional and equipment and computer lease expenses, partially offset by a decrease in state tax payments.

On June 10, 2005, a purchase agreement was signed with Station Casinos, whereby they would acquire the Partnerships' mini-storage facility in Las Vegas, Nevada for a gross sales price of $5,400,000. The mini-storage facility was sold together with an adjacent mini-storage facility owned by DSI Realty Income Fund IV, for a combined sales price of $10 million. The sales price was allocated to the properties using the relative fair values. The relative fair values were determined by the general partners using historical net income from operations. Escrow closed on August 1, 2005 and the sale proceeds were transferred to the Partnership on August 2, 2005. On August 8, 2005, proceeds in the amount of $4,545,612 was distributed to the Limited Partners. The gain on sale of the facility is approximately $4,342,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2005     DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2005    DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

    Date:  October 31, 2005



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


    Date:  October 31, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2005