Form 10-K
period 2005-12-31
DSI REALTY INCOME FUND VI
filed 2006-03-31
CIK 318835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2005, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2005 and December 31, 2004 were as follows:



Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2005     Ended Dec. 31, 2004


Vallejo, California                  82%                  81%

Santa Rosa, California
(both stages)                        78%                  80%

Arvada, Colorado                     75%                  79%

Federal Heights, Colorado            82%                  79%

Colorado Springs, Colorado           83%                  78%


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

Item 1a. RISK FACTORS

Some Potential Losses Are Not Covered By Insurance.
We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and acts of war that generally are not insured. We cannot be assured that we will be able to renew insurance coverage upon expiration of our policies in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold or, if offered, these types of insurance may be prohibitively expensive. Should uninsured loss or a loss in excess from insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Because real estate is illiquid, we may not be able to sell Properties when appropriate.
Real estate investments generally, mini-storage facilities like those that we own, in particular, often cannot be sold quickly. Consequently, we may not be able to sell Properties when appropriate. This could adversely affect our cash flow and ability to make distributions.

Our operating costs might rise, which might reduce our profitability and have an adverse affect on our cash flow and our ability to make distributions to shareholders.
We might face higher operating expenses as a result of rising costs generally, and in particular as a result of increased costs following a terrorist attack or other catastrophic event. For example, it might cost more in the future for security, property/casualty and liability insurance, and property mainten-ance. As noted above, when our insurance policies expire, the cost of premiums for comparable coverage might be significantly higher after such an event when it is time to renew our coverage, which could then increase our operating expenses and reduce or profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning and electricity. If operating expenses increase dramatically, the availability of other comparable mini-storage facilities in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions.

We face significant competition.
We compete with numerous other owners of mini-storage facilities for tenants. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce our ability to attract and keep and retain tenants, and may increase vacancies, which increases may lower rental rates. In addition, some of our competitors may be willing, because their properties may have vacancy rates higher than those for our properties, to make space available at lower prices than the space in our properties. We cannot be assured that this competition will not adversely affect our cash flow and ability to make distributions.

Our ability to make distributions is subject to various risks.
We have been paying quarterly distributions since inception. Our ability to make distributions in the future will depend upon:

   -       Financial performance of our Property;
   -       The absence of significant expenditures relating to environmental and regulator matters; and
   -       Our ability to attract and maintain tenants.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse affect on our cash flow and our ability to make distributions.

Changes in the law may adversely affect our cash flow.
The Properties are subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Additionally, the cost to comply with any new or different regulation could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change our that newly imposed requirements will not require significant unanticipated expenditures.

Should we incur long-term indebtedness, it will subject us to additional risks. Like other real estate companies, should we incur indebtedness on our proper-ties, we will be subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If such debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions at expected levels or at all. Furthermore, an increase in interest expense could adversely affect our cash flow and ability to make distributions to Limited Partners.
If we should not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse affect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability. Our organizational documents do not contain any limitation on our ability to incur debt secured by our Properties. Accordingly, we could place financing on our Properties almost without restriction. If we were to take such action, the debt service could adversely affect our cash flow and ability to make dis-tributions and would include the risk of default on such indebtedness. There are no plans to incur any long-term indebtedness on any of the Partnership's Properties.

Environmental problems at the Properties are possible and may be costly. Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazard-ous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of contaminates. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamin-ation emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral.

Environmental laws that govern the presence, maintenance and removal of asbestos require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, notifying and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

To the best of our knowledge, asbestos was not used in the construction of any of the Properties. Tenants of the Partnership's mini-storage facilities are prohibited from storing hazardous or toxic substances or from even bringing hazardous or toxic substances onto the property. To the best knowledge of the General Partners, there are no instances of storage or release of hazardous or toxic substances at any of the Partnership's Properties. However, there can be no guaranty that one or more tenants did not actually store such materials or cause releases at any of the Partnership's Properties. If these conditions should occur, we may need to undertake a target remediation program which could become costly and could necessitate the temporary location of some or all of the Properties' tenants or require rehabilitation of the affected property.

Americans With Disabilities Act compliance can be costly.
Under the Americans With Disabilities Act of 1990 ("ADA"), all public accom-modations and commercial facilities, must meet certain Federal requirements related to access and use by disabled persons. Compliance with the ADA re-quirements could involve removal of structural barriers from certain disabled persons' entrances, which could adversely affect our financial condition, and results of operations. Other Federal, state or local laws may require modifi-cations to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are currently in material compliance with present requirements, non-compliance with the ADA or similar or related laws or regulations could result in the United States govern-ment imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions.

Partnership's status as a limited partnership is dependent on compliance with Federal income tax requirements.
Failure of the Partnership to be treated as a limited partnership would have serious adverse consequences to holders of our Units. If the IRS were to successfully challenge the tax status of the Partnership for Federal income tax purposes, the Partnership would be treatable as a corporation. In such event, the imposition of a corporate tax on the Partnership would reduce the amount of cash available for distribution from such Partnership to the Limited Partners. We do not anticipate such a challenge.

We are dependent upon our key personnel.
We are dependent upon our key personnel whose continued service is not guar-anteed. We are dependent upon our independent property manager for experience in managing mini-storage facilities. While we believe we could find replace-ments for these key personnel, loss of their services could adversely affect our operations.



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2005 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS



     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2005 had 805 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $58.69 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $13.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $12.80 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004,  2003, 2002, and 2001
--------------------------------------------------------------------------------
                     2005         2004         2003         2002         2001
                     ----         ----         ----         ----         ----
TOTAL REVENUES AND
OTHER
INCOME            $6,921,126   $2,619,017   $2,787,298   $2,843,760   $3,115,301

TOTAL
EXPENSES           1,566,370    1,357,021    1,547,484    1,777,129    1,825,103
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $5,354,756   $1,261,996   $1,239,814   $1,066,631   $1,290,198
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,244,359   $2,638,552   $2,501,244   $2,527,467   $2,971,125
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM (USED IN):
OPERATING         $1,044,965   $1,255,803   $1,358,369   $1,522,050   $1,755,331
INVESTING          4,573,632      (13,203)         -            -       (41,401)
FINANCING         (5,738,982)  (1,297,000)  (1,228,042)  (1,533,059) (1,713,926)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $   223.08   $    52.60   $    51.67   $    44.46   $    53.77
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    234.76  $    53.54   $    51.18   $    63.90   $    71.43
                  ===========  ==========   ==========   ==========   ==========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.


Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.


                              RESULTS OF OPERATIONS

2005 COMPARED TO 2004

     Total revenues increased from $2,309,750 in 2004 to $2,389,618 in 2005, while total expenses increased from $1,225,237 to $1,460,842 and other income decreased from $840 to $808, resulting in a decrease in income from continuing operations from $1,085,353 to $929,584 and income from discontinued opera-tions increased from $176,643 to $4,425,172 resulting in an increase in net income from $1,261,996 to $5,354,756. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 80.2% for the year 2005 as compared to 79.2% for 2004. The approximate $152,000 (19.7%) increase in operating expenses was due primarily to increases in advertising and repairs and maintenance expenses, salaries and wage expense, truck maintenance and insurance and purchase of locks. General and administrative expenses increased approximately $51,700 (28.0%) primarily as a result of higher equipment and computer lease expenses, legal and professional fees and office supplies and printing. The General Partners' incentive management fee which is based on cash available for distribution decreased as a result of the decrease in net cash provided by operating activities. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.

     On June 10, 2005, a purchase agreement was signed with Station Casinos, whereby they would acquire the Partnerships' mini-storage facility in Las Vegas, Nevada for a gross sales price of $5,400,000. The mini-storage facility was sold together with the adjacent mini-storage facility owned by DSI Realty Income Fund IV, for a combined sales price of $10 million. The sales price was allocated to the properties using the relative fair values. The relative fair values were determined by the general partners using historical net income from operations. Escrow closed on August 1, 2005 and sale proceeds were transferred to the Partnership on August 2, 2005. On August 8, 2005 proceeds in the amount of $4,545,612 was distributed to the Limited Partners. The gain on sale of the facility is approximately $4,344,000.



2004 COMPARED TO 2003

     Total revenues decreased from $2,487,325 in 2003 to $2,309,750 in 2004, while total expenses decreased from $1,432,594 to $1,225,237 and other income decreased from $879 to $840, resulting in an increase in income from operating activities from $1,055,610 to $1,085,353 and income from discontinued opera-tions decreased from $184,204 to $176,641 resulting in an increase in net income from $1,239,814 to $1,261,994. Rental revenues decreased primarily as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.2% for the year 2004 as compared to 85.1% for 2003. The approximate $17,200 (2.3%) increase in operating expenses was due primarily to increases in advertising and repairs and maintenance expenses, partially offset by a decrease in salaries and wage expense. General and administrative expenses decreased approximately $34,000 (15.6%) primarily as a result of lower legal and professional and equipment and computer lease ex-penses, partially offset by an increase in office supplies and printing expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to a proposed amendment to the Partnership Agreement in the prior year (see paragraph below). The General Partners' incentive management fee which is based on cash available for distri-bution, decreased as a result of the decrease in net cash provided by operating activities. Property management fees, which are based on revenues, decreased as a result of the decrease in rental revenue.


     Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $210,800 (16.8%) in 2005 compared to 2004 primarily due to the decrease in net income for continuing operations before depreciation and gain on sale and incentive management fee payable to general partners. Net cash provided by operating activities decreased approximately $102,600 (7.6%) in 2004 com-pared to 2003 primarily due to the decrease in depreciation.

     Cash provided by investing activities, includes proceeds form the sale of the property located in Las Vegas, Nevada and acquisitions of property for the Partnership's mini storage properties. The Partnership has no material commitments for capital expenditures.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2005, 2004 and 2003 and payments on capital lease obligations starting 2004. Special distributions of 0.5%, 1.5%, and 1.0% of capital contributed by Limited Part-ners were declared and paid on December 15, 2005, 2004, and 2003, respectively.

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


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 was a follows:


                                        2005 Quarter Ended
                                        ------------------

                              March 31    June 30    September 30  December 31

Total revenues                $662,791    $674,227  $4,963,333     $619,967

Net income                     258,004     271,556   4,583,350      241,846

Net income per limited
  partnership unit            $  10.75    $  11.32    $ 190.93     $  10.08

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753


                                        2004 Quarter Ended
                                        ------------------

                              March 31    June 30    September 30  December 31

Total revenues                $670,669    $632,876    $643,758     $670,874

Net income                     333,289     271,849     288,059      368,799

Net income per limited
  partnership unit            $  13.89    $  11.33    $  12.01     $  15.37

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753




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


Item 9b. OTHER INFORMATION

     None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2005, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 72 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 77 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 83 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2005, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005 attached hereto as Exhibit l and incorporated herein by this reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2005 were $29,640 and for 2004 were $26,920.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2005 were $22,600 and for 2004 were $20,900. Most of the fees related to preparation of the Partner-ship's tax returns.
                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2005, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2005.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2006
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2006
  JOSEPH W. CONWAY (Executive
  Vice President and Director)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2006
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 31, 2006
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.




                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------
                     2005         2004         2003         2002         2001
                     ----         ----         ----         ----         ----

TOTAL REVENUES AND
OTHER
INCOME            $6,921,126   $2,619,017   $2,787,298   $2,843,760   $3,115,301

TOTAL
EXPENSES           1,566,370    1,357,021    1,547,484    1,777,129    1,825,103
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $5,354,756   $1,261,996   $1,239,814   $1,066,631   $1,290,198
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,244,360   $2,638,552   $2,501,244   $2,527,467   $2,971,125
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM (USED IN):
OPERATING         $1,044,965   $1,255,803   $1,358,369   $1,522,050   $1,755,331
INVESTING          4,573,632      (13,203)         -            -       (41,401)
FINANCING         (5,738,982)  (1,297,000)  (1,228,042)  (1,533,059) (1,713,926)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $   223.08   $    52.60   $    51.67   $    44.46   $    53.77
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    234.76  $    53.54   $    51.18   $    63.90   $    71.43
                  ===========  ==========   ==========   ==========   ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2005:


                                                         Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 5,354,756    $ 1,793,772
Excess tax depreciation                                   43,045        132,449
Accrued revenue                                                          10,164
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,382
Deferred rental revenues                                  (3,261)        59,120
Accrued expenses                                          17,200         27,000
Accrued property taxes                                                  (88,000)
Fixed asset adjustment                                   (33,404)       (45,904)
Excess book distributions                                               209,938
Prior year's mis. tax adjustments                                        (2,000)
Tax expense adjustment                                   (21,684)
Gain on sale of land                                     (18,894)       (18,894)
                                                     -----------    -----------
Per Partnership's income tax return                  $ 5,337,758    $ 2,195,808
                                                     ===========    ===========
Taxable income per limited
partnership unit                                     $    222.47
                                                     ===========


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                 F-1

    Balance Sheets as of December 31, 2005 and 2004                         F-2

    Statements of Income for each of the Three
        Years Ended December 31, 2005                                       F-3

    Statements of Changes in Partners' Equity (Deficit) for
        each of the Three Years Ended December 31, 2005                     F-4

    Statements of Cash Flows for each of the Three Years
        Ended December 31, 2005                                             F-5

    Notes to Financial Statements                                           F-6


SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation                 F-9
        as of December 31, 2005

NOTE:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its in-ternal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California

March 27, 2006



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


ASSETS                                                  2005             2004

CASH AND CASH EQUIVALENTS                          $   481,960       $   602,345

PROPERTY, Net (Note 3)                               1,665,658         1,949,719

OTHER ASSETS                                            96,741            86,488
                                                   -----------       -----------
TOTAL                                              $ 2,244,359       $ 2,638,552
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners                        $   209,938      $   269,920
Incentive management fee payable to
general partners (Note 4)                                13,556           37,333
Property management fees payable                         12,633           12,707
Customer deposits and other liabilities                  97,933           84,049
Capital lease obligations (Note 3)                      116,527          162,616
                                                    -----------      -----------
Total liabilities                                       450,587          566,625
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (73,249)        (72,566)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2005 and 2004)                        1,867,021       2,144,493
                                                   ------------      -----------
Total partners' equity                                1,793,772       2,071,927
                                                   ------------      -----------
TOTAL                                               $ 2,244,359      $2,638,552
                                                   ============      ===========

See accompanying notes to financial statements.




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                               2005         2004         2003

REVENUES:
Rental                                       $2,389,618  $2,309,750   $2,487,325
                                             ----------   ----------   ---------
EXPENSES:
 Depreciation                                    50,426        6,106     156,550
 Operating                                      923,477      771,486     754,285
 General and administrative                     236,245      184,556     218,596
 Interest                                         8,086
 General partners' incentive
  management fee (Note 4)                        99,409      125,589     138,120
 Property management
  fee                                           143,199      137,500     165,043
                                             ----------   ----------   ---------
Total expenses                                1,460,842    1,225,237   1,432,594
                                             ----------   ----------   ---------
OPERATING INCOME                                928,776    1,084,513   1,054,731

OTHER INCOME -
 Interest income                                    808          840         879
                                             ----------   ----------  ----------

INCOME FROM CONTINUING OPERATIONS
 BEFORE DISCONTINUED OPERATIONS                 929,584    1,085,353   1,055,610
DISCONTINUED OPERATIONS (Note 5):            ----------   ----------  ----------
 Net income from
   discontinued operations                       81,591      176,643     184,204
 Net gain on sale of
   discontinued operations                    4,343,581
                                             ----------   ----------  ----------
  Total income from discontinued
  operations                                  4,425,172      176,643     184,204
                                             ----------   ----------  ----------
NET INCOME                                   $5,354,756   $1,261,996  $1,239,814
                                             ==========   ==========  ==========

AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $5,298,727   $1,249,376  $1,227,416
General partners                                 56,029       12,620      12,398
                                             ----------   ----------  ----------
TOTAL                                        $5,354,756   $1,261,996  $1,239,814
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $   223.08   $    52.60   $   51.67
                                             ==========   ==========   =========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE JANUARY 1, 2003                $(72,459)    $ 2,155,118     $ 2,082,659

 Net income                              12,398       1,227,416       1,239,814

 Distributions                          (12,280)     (1,215,762)     (1,228,042)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2003               (72,341)      2,166,772       2,094,431

 Net income                              12,620       1,249,376       1,261,996

 Distributions                          (12,845)     (1,271,655)     (1,284,500)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2004               (72,566)      2,144,493       2,071,927

 Net income                              56,029       5,298,727       5,354,756

 Distributions                          (56,712)     (5,576,199)     (5,632,911)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2005              $(73,249)    $ 1,867,021     $ 1,793,772
                                        =======     ===========     ===========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                            2005          2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 5,354,756   $ 1,261,996  $ 1,239,814
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                 54,010         8,189      156,550
Gain on sale of
 discontinued operations                 (4,343,581)
Changes in assets and liabilities:
 Other assets                               (10,253)      (11,578)
 Incentive management fee payable
  to general partners                       (23,777)        4,790      (17,979)
 Property management fees payable               (74)         (345)         188
 Customer deposits and other liabilities     13,884        (7,249)     (20,204)
                                         ----------    ----------    ---------
 Net cash provided by
  operating activities                    1,044,965     1,255,803    1,358,369
                                         ----------    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (31,853)      (13,203)
Proceeds from the sale of
 discontinued operations                  4,605,485
                                         ----------    ----------    ---------
 Net cash provided by (used in)
 investing activities                     4,573,632       (13,203)         -
                                         ----------    ----------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (5,692,893)   (1,284,500)  (1,228,042)
Payments on capital
 lease obligations                          (46,089)      (12,500)
                                         ----------    ----------   ----------
NET CASH USED IN FINANCING ACTIVITIES    (5,738,982)   (1,297,000)  (1,228,042)
                                         ----------    ----------   ----------

NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                           (120,385)      (54,400)     130,327

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        602,345       656,745      526,418
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   481,960   $   602,345   $  656,745
                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
 Cash paid for interest                 $     8,695
                                        ===========

NON CASH INVESTING AND FINANCING
 ACTIVITIES -  Acquisition of
 trucks utilizing capital leases        $      -      $  175,117    $      -
                                        ===========   ==========    ===========


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004, AND FOR
EACH OF THE THREE YEARS ENDED DECEMBER 31, 2005


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

     The Partnership owns six mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado;
     and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partner-ship is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period. Property under capital leases is amortized over the lesser of the lives of the respective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2005 is $16,998.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset,the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2005, 2004, or 2003.

     Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, and customer deposits and other liabilities, carry-ing values approximate fair values because of the short maturity of those instruments. The carrying value of the capital lease obligations approx-imates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.

     Recent Accounting Pronouncement - In March 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obli-gations ("FIN 47"). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The term asset retirement obligation refers to a legal obligation refers to a legal obligation to perform an asset retire-ment activitiy in shich the timing and/or method of settlement are condi-tional on future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on the Partnership's finan-cial statements.

        In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Partnership's results of operations or financial condition.

     Reclassification - The Partnership reclassified the change in payments on capital lease obligations in the statements of cash flows from an operating activity to a financing activity. This reclassification does not affect the total net change in cash and cash equivalents and has no impact on the Partnership's balance sheet, statements of income, and statements of changes in partners' equity (deficit).

3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2005                2004

       Land                                   $ 1,512,000        $ 1,759,000
       Buildings and improvements               7,515,009          8,631,339
       Rental trucks under capital leases         161,181            175,116
                                              -----------        -----------

       Total                                    9,188,190         10,565,455
       Less accumulated depreciation           (7,522,532)        (8,615,736)
                                              -----------         ----------

       Property - net                         $ 1,665,658        $ 1,949,719
                                              ===========         ===========

      The rental trucks under capital leases were not placed into service until January 2005 and therefore no depreciation expense was recorded during 2004. Depreciation expense of $41,152 was recorded in 2005.

      The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2005 are summarized as follows:

      2006                                              $41,490
      2007                                               41,490
      2008                                               41,490
                                                        -------
      Total future minimum payment obligations          124,470
      Less interest portion                               7,943
                                                        -------
      Present value of net minimum lease payments      $116,527
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


5.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, the net income and the net gain on disposition of a mini-storage facility located in Las Vegas, Nevada, which was sold on August 1, 2005, is reflect-ed in the statement of income as discontinued operations for all periods presented. The mini-storage facility was sold for a sales price of $5,400,000. The mini-storage facility was sold together with an adjacent mini-storage facility owned by DSI Realty Income Fund IV, for a combined sales price of $10 million. The sales price was allocated to the proper-ties using the relative fair values. The relative fair values were determined by the general partners using historical net income from operations. In August 2005, the proceeds in the amount of $4,545,612 were distributed to the Limited Partners. The net gain on the sales of the facility is $4,343,581, which is net of fees paid to the General Partners in accordance with the partnership agreement amounting to $788,500.

     The following table summarizes the revenue and expense components that comprise discontinued operations.

                                         2005          2004         2003


      Revenue - rental               $  187,119     $  308,423    $  299,094
                                     ----------     ----------    ----------
      Expenses:
       Depreciation                       3,584          2,083
       Operating                         74,460         96,233        96,822
       General and administrative        14,957         15,393        16,194
       Interest                             609
       Property management fee           11,918         18,071         1,874
                                     ----------     ----------    ----------
         Total expenses                 105,528        131,780       114,890
                                     ----------     ----------    ----------
     Income from
      discontinued operations            81,591        176,643       184,204

     Gain on sale of
      discontinued operations         4,343,581
                                     ----------     ----------    ----------
     Total income from
      discontinued operations        $4,425,172     $  176,643    $  184,204
                                     ==========     ==========    ==========



6.   BUSINESS SEGMENT INFORMATION

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




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $39,210     $258,000  $1,359,999  $1,617,999 $1,359,490  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     865,608    28,231      190,000     893,839   1,083,839    893,230  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    67,736      305,000   1,827,344   2,132,344  1,820,303  12/83 06/82 20 Yrs
Santa Rosa, CA III    None     157,000     715,122    23,323      157,000     738,445     895,445    737,942  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,972    32,462      260,000   1,046,434   1,306,434  1,041,669  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   130,461      342,000   1,648,948   1,990,948  1,628,746  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,512,000  $7,193,586  $321,423   $1,512,000  $7,515,009 $ 9,027,009 $7,481,380
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 2003             $10,377,136    $8,450,997
                 Additions                                              156,550
                                                      -----------    ----------
               Balance at December 31, 2003            10,377,136     8,607,547
                 Additions                                 13,203         8,189
                                                      -----------    ----------
               Balance at December 31, 2004            10,390,339     8,615,736
                 Disposals                             (1,395,183)   (1,147,214)
                 Additions                                 31,853        12,858
                                                      -----------    ----------
               Balance at December 31, 2005           $ 9,027,009    $7,481,380
                                                      ===========    ==========

                                     EXHIBIT 2


                                 March 27, 2006

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2005 accompanied by a report of Independent Registered Public Accounting firm. The Partnership owns six mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2005 and December 31, 2004 were as follows:

Location of Property               Average Occupancy      Average Occupancy
                                   Levels for the         Levels for the
                                   Year Ended             Year Ended
                                   Dec. 31, 2005          Dec. 31, 2004


Vallejo, California                  82%                  81%

Santa Rosa, California
(both stages)                        78%                  80%

Arvada, Colorado                     75%                  79%

Federal Heights, Colorado            82%                  79%

Colorado Springs, Colorado           83%                  78%





     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



    Richard P. Conway
    Vice President





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund VI (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 27, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund VI (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 27, 2006