Form 10-Q
period 2006-03-31
DSI REALTY INCOME FUND VI
filed 2006-05-12
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2006 AND DECEMBER 31, 2005


                               March 31,          December 31,
                                 2006                2005

ASSETS

CASH AND CASH EQUIVALENTS      $ 553,801         $  481,960
PROPERTY,NET                   1,658,153          1,665,658
OTHER ASSETS                      96,741             96,741
                              ----------         ----------
TOTAL                         $2,308,695         $2,244,359
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Capital lease obligation         106,817            116,527
Other liabilities                106,544            124,122
                                --------           --------
Total liabilities                423,299            450,587
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (72,333)           (73,249)
Limited Partners               1,957,729          1,867,021
                               ---------          ---------
     Total partners' equity    1,885,396          1,793,772
                               ---------          ---------
TOTAL                         $2,308,695         $2,244,359
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2006 AND 2005

                                March 31,         March 31,
                                  2006               2005
REVENUES:
Rental                          $638,104           $580,912
                                --------           --------
EXPENSES:
Operating                        258,806            293,666
General and administrative        77,928             72,883
                                --------           --------
     Total expenses              336,734            366,549
                                --------           --------
OPERATING INCOME                 301,370            214,363

OTHER INCOME
 Interest                            192                207
                                --------           --------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 DISCONTINUED OPERATIONS         301,562            214,570


DISCONTINUED OPERATIONS:
 Net income from
  discontinued operations                            43,434
                                --------           --------
NET INCOME                      $301,562           $258,004
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $298,546           $255,434
    General partners               3,016              2,580
                                --------           --------
TOTAL                           $301,562           $258,004
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.57             $10.75
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006      ($73,249)     $1,867,021   $1,793,772

NET INCOME                         3,016         298,546      301,562
DISTRIBUTIONS                     (2,099)       (207,839)    (209,938)
                                --------      ----------   ----------
BALANCE AT MARCH 31, 2006       ($72,333)     $1,957,729   $1,885,396
                                ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                      March 31,          March 31,
                                        2006               2005

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 301,562        $ 258,004
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                          7,505
  Changes in assets and liabilities:
     Decrease in liabilities             (27,288)         (43,770)
Net cash provided by operating         ---------        ---------
  activities                             281,779          214,234
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (209,938)        (269,920)
                                       ---------        ---------
NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                         71,841          (55,686)

CASH AND CASH EQUIVALENTS:
At beginning of period                   481,960          602,345
                                       ---------        ---------
At end of period                       $ 553,801        $ 546,659
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

The Partnership owns six mini-storage failities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn").
Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partneship is required to pay Dahn a property management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

The accompanying financial information is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                           March 31,       December 31,
                                             2006             2005

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,009         7,515,009
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,188,190         9,188,190
        Less: Accumulated Depreciation   ( 7,530,037)      ( 7,522,532)
                                         -----------       -----------
        Property - Net                   $ 1,658,153       $ 1,665,658
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

5.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, the net income of a mini-storage facility located in Las Vegas, Nevada, which was sold on August 1, 2005, is reflected in the combined statement of operations as discontinued operations for the period ended March 31, 2005.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended MarcH 31, 2006 and 2005, revenues increased 9.8% from $580,912 to $638,104, total expenses decreased 8.1% from $366,549 to $336,734 and other income decreased from $43,641 to $192 primarily due to the absence of income from discontinued operations of the Las Vegas, Nevada pro-perty. As a result, net income increased 16.9% from $258,004 for the three-month period ended March 31, 2005, to $301,562 for the same period in 2006. The revenue increase can be attributed to an increase in rental income as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 81.5% for the three-month period ended March 31, 2006, compared to 77.1% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities . Operating expenses decreased approximately $34,900 (11.9%) primarily due to decreases in advertising, maintenance and repair and office supplies expenses, partially offset by in-creases in property management fee and salaries and wages expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in said revenue. General and administrative expenses increased approximately $5,000 (6.9%) as a result of an increase in incentive management fees, partially offset by a decrease in equipment and computer lease expense. Incentive management fees, which are based on cash available for distribution, increased as a result of the increase in net cash provided by operating activities.

On August 1, 2005, escrow closed on the sale of the Partnership's Las Vegas, Nevada property. Net income from that property for the prior year three-month period ended March 31, 2005 is shown under other income as net income from discontinued operations in order not to distort comparisons with current operating activities.

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

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE


Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the inform-ation is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Registrant is not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

          Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 27, 2006. There has been no material change to the risk factors disclosed therein.


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

Dated: May 12, 2006           DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  May 12, 2006          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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


    Date:  May 12, 2006



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


    Date:  May 12, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 12, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 12, 2006