Form 10-Q
period 2006-06-30
DSI REALTY INCOME FUND VI
filed 2006-08-11
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2006 AND DECEMBER 31, 2005


                               June 30,          December 31,
                                 2006                2005

ASSETS

CASH AND CASH EQUIVALENTS      $ 565,092         $  481,960
PROPERTY,NET                   1,645,079          1,665,658
OTHER ASSETS                      96,741             96,741
                              ----------         ----------
TOTAL                         $2,306,912         $2,244,359
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Capital lease obligation          99,159            116,527
Other liabilities                 49,060            124,122
                                --------           --------
Total liabilities                358,157            450,587
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (71,699)           (73,249)
Limited Partners               2,020,454          1,867,021
                               ---------          ---------
     Total partners' equity    1,948,755          1,793,772
                               ---------          ---------
TOTAL                         $2,306,912         $2,244,359
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                June 30,           June 30,
                                  2006               2005
REVENUES:
Rental                          $640,673           $583,968
                                --------           --------
EXPENSES:
Operating                        293,574            295,780
General and administrative        73,995             71,624
                                --------           --------
     Total expenses              367,569            367,404
                                --------           --------
OPERATING INCOME                 273,104            216,564

OTHER INCOME
 Net income from
  discontinued operations              0             54,781
 Interest                            193                211
                                --------           --------
NET INCOME                      $273,297           $271,556
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $270,564           $268,840
    General partners               2,733              2,716
                                --------           --------
TOTAL                           $273,297           $271,556
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $11.39             $11.32
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                 June 30,            June 30,
                                   2006                2005

REVENUES:
Rental                         $1,278,777          $1,164,880
                               ----------          ----------
EXPENSES:
Operating                         552,380             589,446
General and administrative        151,923             144,507
                               ----------          ----------
Total expenses                    704,303             733,953
                               ----------          ----------
OPERATING INCOME                  574,474             430,927

OTHER INCOME
  Net income from
   discontinued operations              0              98,215
  Interest                            385                 418
                               ----------          ----------

NET INCOME                       $574,859            $529,560
                               ==========          ==========

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $569,110            $524,264
 General Partners                   5,749               5,296
                               ----------          ----------
TOTAL                            $574,859            $529,560
                               ==========          ==========
NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $23.96              $22.07
                                   ======              ======
LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753
                                   ======              ======

See accompanying notes to financial statements (unaudited).




STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006      ($73,249)     $1,867,021   $1,793,772

NET INCOME                         5,749         569,110      574,859
DISTRIBUTIONS                     (4,199)       (415,677)    (419,876)
                                --------      ----------   ----------
BALANCE AT JUNE 30, 2006        ($71,699)     $2,020,454   $1,948,755
                                ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                      June 30,           June 30,
                                        2006               2005

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 574,859        $ 529,560
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         20,579           17,512
  Changes in assets and liabilities:
     Decrease in other liabilities       (75,062)        (146,643)
Net cash provided by operating         ---------        ---------
  activities                             520,376          400,429
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (419,876)        (539,840)

     Payments on capital
       lease obligations                 (17,368)               0
                                       ---------        ---------
     Net cash used in
       financing activities             (437,244)        (539,840)
                                       ---------        ---------
NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                         83,132         (139,411)

CASH AND CASH EQUIVALENTS:
At beginning of period                   481,960          602,345
                                       ---------        ---------
At end of period                       $ 565,092        $ 462,934
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                           June 30,        December 31,
                                             2006             2005

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,009         7,515,009
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,188,190         9,188,190
        Less: Accumulated Depreciation   ( 7,543,111)      ( 7,522,532)
                                         -----------       -----------
        Property - Net                   $ 1,645,079       $ 1,665,658
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

5.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, the net income of a mini-storage facility located in Las Vegas, Nevada, which was sold on August 1, 2005, is reflected in the combined statement of operations as discontinued operations for the period ended June 30, 2005.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2006 and 2005, total revenues increased 9.7% from $583,968 to $640,673 and total expenses increased from $367,404 to $367,569 and other income decreased from $54,992 to $193 primarily due to the absence of income from discontinued operations of the Las Vegas property. As a result, net income increased 0.6% from $271,556 for the three-month period ended June 30, 2005, to $273,297 for the same period in 2006.
The revenue increase can be attributed to an increase in rental income as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.7% for the three-month period ended June 30, 2006, compared to 79.7% for the same period in 2005.
The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant as decreases in maintenance and repair and purchase of locks and packing material expenses were offset by an increase in salaries and wages expenses. General and administrative expenses remained constant as an increase in legal and professional expense was offset by a decrease in state tax payments.

For the six-month periods ended June 30, 2006 and 2005, total revenues increased 9.8% from $1,164,880 to $1,278,777 and total expenses decreased
4.0% from $733,953 to $704,303 and other income decreased from $98,633 to $385 primarily due to the absence of income from discontinued operations of the Las Vegas property. As a result, net income increased 8.6% from $529,560 for the six months ended June 30, 2005, to $574,859 for the same period in 2006. The revenue increase can be attributed to an increase in rental revenue as a result of higher occupancy and unit rental rates. Operating expenses decreased approximately $37,100 (6.3%) primarily due to decreases in adver-tising, repair and maintenance and office expenses, partially offset by increases in property management fees, real estate tax and salaries and wages expenses. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $7,400 (5.1%) primarily as a result of in-creases in incentive management fee and legal and professional expenses, partially offset by decreases in equipment and computer lease expenses and state tax payments.

On August 1, 2005, escrow closed on the sale of the Partnership's Las Vegas, Nevada property. Net income from that property for the prior year three and six-month periods ended June 30, 2005 is shown under other income as net in-come from discontinued operations in order not to distort comparisons with current operating activities.

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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2006          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2006         DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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


    Date:  July 31, 2006



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


    Date:  July 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2006