Form 10-Q
period 2006-09-30
DSI REALTY INCOME FUND VI
filed 2006-11-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                             September 30,        December 31,
                                 2006                2005

ASSETS

CASH AND CASH EQUIVALENTS      $ 754,178         $  481,960
PROPERTY,NET                   1,634,794          1,665,658
OTHER ASSETS                      96,741             96,741
                              ----------         ----------
TOTAL                         $2,485,713         $2,244,359
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Capital lease obligation          88,125            116,527
Other liabilities                129,417            124,122
                                --------           --------
Total liabilities                427,480            450,587
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (70,604)           (73,249)
Limited Partners               2,128,837          1,867,021
                               ---------          ---------
     Total partners' equity    2,058,233          1,793,772
                               ---------          ---------
TOTAL                         $2,485,713         $2,244,359
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                              September 30,      September 30,
                                  2006               2005
REVENUES:
Rental                          $688,863           $604,784
                                --------           --------
EXPENSES:
Operating                        320,225            302,509
General and administrative        49,415             47,880
                                --------           --------
     Total expenses              369,640            350,389
                                --------           --------
OPERATING INCOME                 319,223            254,395

OTHER INCOME
 Interest                            193                197
                                --------           --------
 Income from operations
  before discontinued
  operations                     319,416            254,592
                                --------           --------
 DISCONTINUED OPERATIONS:
  Net (loss) income from
  operations of
  discontinued operations              0            (13,739)

 Gain from sale of
  discontinued operations              0          4,342,497
                                --------          ---------
 TOTAL INCOME FROM
 DISCONTINUED OPERATIONS               0          4,328,758

                                --------          ---------
NET INCOME                      $319,416         $4,583,350
                                ========         ==========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $316,222         $4,535,024
    General partners               3,194             48,326
                                --------         ----------
TOTAL                           $319,416         $4,583,350
                                ========         ==========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $13.31            $190.92
                                  ======            =======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                               September 30,       September 30,
                                   2006                2005

REVENUES:
Rental                         $1,967,640          $1,769,664
                               ----------          ----------
EXPENSES:
Operating                         872,605             890,242
General and administrative        201,338             192,387
                               ----------          ----------
Total expenses                  1,073,943           1,082,629
                               ----------          ----------
OPERATING INCOME                  893,697             687,035

OTHER INCOME
  Interest                            578                 615
  Income from operations
   before discontinued
   operations                     894,275             687,650
                               ----------          ----------
  Net income from operations
   of discontinued operations           0              82,763

  Gain on sale of
   discontinued operations              0           4,342,497
                               ----------          ----------

  TOTAL INCOME FROM
   DISCONTINUED OPERATIONS              0           4,425,260
                               ----------          ----------

NET INCOME                     $  894,275          $5,112,910
                               ==========          ==========

AGGREGATE NET INCOME
ALLOCATED TO:
 Limited Partners                $885,332          $5,059,289
 General Partners                   8,943              53,621
                               ----------          ----------
TOTAL                            $894,275          $5,112,910
                               ==========          ==========
NET INCOME PER LIMITED
 PARTNERSHIP UNIT                  $37.27             $213.00
                                   ======             =======
LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION      23,753              23,753
                                   ======              ======

See accompanying notes to financial statements (unaudited).




STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006      ($73,249)     $1,867,021   $1,793,772

NET INCOME                         8,943         885,332      894,275
DISTRIBUTIONS                     (6,298)       (623,516)    (629,814)
                                --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2006   ($70,604)     $2,128,837   $2,058,233
                                ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                    September  30,     September 30,
                                        2006               2005

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 894,275       $5,112,910
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         30,864           25,684
     Gain on sale of
      discontinued operations                          (4,342,497)
  Changes in assets and liabilities:
     Increase (decrease) in
      other liabilities                    5,295         (101,905)
Net cash provided by operating         ---------        ---------
  activities                             930,434          694,192
                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES-
     Proceeds from the sale
     of discontinued operations                         4,607,985

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners          (629,814)      (5,341,305)

     Payments on capital
      lease obligations                  (28,402)
                                        ---------       ---------
     Net cash used in
     financing activities               (658,216)      (5,341,305)
                                        --------        ---------
NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                        272,218          (39,128)

CASH AND CASH EQUIVALENTS:
At beginning of period                   481,960          602,345
                                       ---------        ---------
At end of period                       $ 754,178        $ 563,217
                                       =========        =========

See accompanying notes to financial statements (unaudited).


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund VI (the "Partnership"), a limited partnership, has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                         September 30,     December 31,
                                             2006             2005

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,009         7,515,009
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,188,190         9,188,190
        Less: Accumulated Depreciation   ( 7,553,396)      ( 7,522,532)
                                         -----------       -----------
        Property - Net                   $ 1,634,794       $ 1,665,658
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

5.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, the net income of a mini-storage facility located in Las Vegas, Nevada, which was sold on August 1, 2005, is reflected in the combined statement of operations as discontinued operations for the period ended September 30, 2005.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2006 and 2005, total revenues increased 13.9% from $604,784 to $688,863 and total expenses increased 5.5% from $350,389 to $369,640 and other income decreased from $4,328,955 to $193 primarily due to the absence of income and gain from discontinued operations of the Las Vegas property. As a result, net income decreased from $4,583,350 for the three-month period ended September 30, 2005, to $319,416 for the same period in 2006. The rental revenue increase can be attributed to an increase in rental revenue as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.3% for the three-month period ended September 30, 2006, compared to 82.0% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $17,700 (5.9%) primarily as a result of increases in advertising, legal, property management fees, and salaries and wages expenses, partially offset by a decrease in repair and maintenance, purchase of locks and packing material and truck maintenance expenses. Property management fees, which are based on revenue, increased as a result of the in-crease in rental revenue. General and administrative expenses remained constant as an increase in legal and professional expense was offset by a decrease in equipment and computer lease expense.

For the nine-month periods ended September 30, 2006 and 2005, total revenues increased 11.7% from $1,769,664 to $1,976,640, total expenses decreased
0.8% from $1,082,629 to $1,073,943 and other income decreased from $4,425,875 to $578 primarily due to the absence of income and gain from discontinued operations of the Las Vegas property. As a result, net income decreased from $5,112,910 for the nine months ended September 30, 2005, to $894,275 for the same period in 2006. The revenue increase can be attributed to an increase in rental revenue as a result of higher occupancy and unit rental rates. Operating expenses decreased approximately $17,600 (2.0%) primarily due to decreases in advertising, repair and maintenance, purchase of locks and pack-ing materials, office supplies and truck maintenance expenses, partially off-set by increases in legal, property management fees, real estate tax and salaries and wages expenses. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $9,000 (4.7%) primarily as a result of increases in incentive management fee and legal and professional expenses, partially offset by decreases in equipment and computer lease ex-penses and state tax payments.

On August 1, 2005, escrow closed on the sale of the Partnership's Las Vegas, Nevada property. Net income from that property for the prior year three and nine-month periods ended September 30, 2005 is shown under other income as net income from discontinued operations in order not to distort comparisons with current operating activities.

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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2006       DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2006      DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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


    Date:  October 31, 2006



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


    Date:  October 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2006