Form 10-K
period 2006-12-31
DSI REALTY INCOME FUND VI
filed 2007-03-30
CIK 318835

-


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for fiscal year ended December 31, 2006, or / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ________________ to
_______________

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's six properties (two of which have been combined) for the years ended December 31, 2006 and 2005 were as follows:



Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2006     Ended Dec. 31, 2005


Vallejo, California                  84%                  82%

Santa Rosa, California
(both stages combined)               80%                  78%

Arvada, Colorado                     80%                  75%

Federal Heights, Colorado            83%                  82%

Colorado Springs, Colorado           84%                  83%


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



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under Business for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information as of December 31, 2006 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS



     Registrant, a publicly-held limited partnership, sold 23,753 limited partnership units during its offering and as of December 31, 2006 had 811 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.81 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006 and $58.69 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $13.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                     2006         2005         2004         2003         2002
                     ----         ----         ----         ----         ----
TOTAL REVENUES,
GAIN ON SALE AND
OTHER
INCOME            $2,698,289   $6,921,126   $2,619,017   $2,787,298   $2,843,760

TOTAL
EXPENSES           1,421,223    1,566,370    1,357,021    1,547,484    1,777,129
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,277,066   $5,354,756   $1,261,996   $1,239,814   $1,066,631
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,447,719   $2,244,359   $2,638,552   $2,501,244   $2,527,467
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM (USED IN):
OPERATING         $1,214,408   $1,044,965   $1,255,803   $1,358,369   $1,522,050
INVESTING               (827)   4,573,632      (13,203)         -            -
FINANCING         (1,072,786)  (5,738,982)  (1,297,000)  (1,228,042) (1,533,059)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.23   $   223.08   $    52.60   $    51.67   $    44.46
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    43.23   $   234.76   $    53.54   $    51.18   $    63.90
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


                              RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Total revenues increased from $2,389,618 in 2005 to $2,697,518 in 2006, while total expenses decreased from $1,460,842 to $1,421,223 and other income de-creased from $808 to $771, resulting in an increase in income from operations before discontinued operations from $929,584 to $1,277,066 and income from discontinued operations decreased from $4,425,172 to $0 resulting in a decrease in net income from $5,354,756 to $1,277,066. Rental revenues increased pri-marily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 84.8% for the year 2006 as compared to 80.2% for 2005. The approximate $79,900 (8.7%) decrease in operating expenses was due primarily to decreases in advertising, repairs and maintenance, purchase of locks and packing materials, salaries and wages ant truck insurance expenses. General and administrative expenses increased approximately $13,400 (5.7%) primarily as a result of higher legal and pro-fessional, bank and credit card fee and postage expenses. The General Partners' incentive management fee which is based on cash available for distribution, increased as a result of the increase in net cash provided by operating activ-ities. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.

2005 COMPARED TO 2004

Total revenues increased from $2,309,750 in 2004 to $2,389,618 in 2005, while total expenses increased from $1,225,237 to $1,460,842 and other income de-creased from $840 to $808, resulting in a decrease in income from operations before discontinued operations from $1,085,353 to $929,584 and income from discontinued operations increased from $176,643 to $4,425,172 resulting in an increase in net income from $1,261,996 to $5,354,756. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 80.2% for the year 2005 as compared to 79.2% for 2004. The approximate $152,000 (19.7%) decrease in operating expenses was due primarily to increases in advertising, repairs and maintenance, purchase of locks and packing materials, salaries and wages and truck insurance and maintenance expenses. General and administrative expenses increased approximately $51,700 (28.0%) primarily as a result of higher legal and professional, equipment and computer lease and office supplies and printing expenses. The General Partners' incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities. Property management fees, which are based on revenues, increased as a result of the increase in rental revenue.

On June 10, 2005, a purchase agreement was signed with Station Casinos, where-by they would acquire the Partnerships' mini-storage facility in Las Vegas, Nevada for a gross sales price of $5,400,000. The mini-storage facility was sold together with the adjacent mini-storage facility owned by DSI Realty Income Fund IV, for a combined sales price of $10 million. The sales price was allocated to the properties using the relatively fair values. The relative fair values were determined by the general partners using historical net income from operations. Escrow closed on August 1, 2005 and sale proceeds were trans-ferred to the Partnership on August 2, 2005. On August 8, 2005 proceeds in the amount of $4,545,612 was distributed to the Limited Partners. The gain on sale of the facility was $4,343,581.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $169,400 (16.2%) in 2006 compared to 2005 primarily due to the increase in net income for continuing operations before depreciation, gain on sale and incentive management fee payable to general partners, partially offset by an increase in other assets. Net cash provided by operating activities decreased approximately $210,800 (16.8%) in 2005 compared to 2004 primarily due to the decrease in net income from continuing operations before depreciation, gain on sale and incentive management fee payable to general partners.

Cash provided by (used in) investing activities, includes proceeds from the sale of the property located in Las Vegas, Nevada in 2005 and acquisitions of property for the Partnership's mini storage properties in 2006, 2005 and 2004. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2006, 2005, and 2004 and payments on capital lease obligations starting 2004. Special distributions of 1.5%, 0.5%, and 1.5%, of capital contributed by Limited Part-ners were declared and paid on December 15, 2006, 2005, and 2004, respectively.

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


          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was a follows:

                                        2006 Quarter Ended
                                        ------------------

                              March 31    June 30    September 30  December 31

Total revenues                $638,104    $640,673    $688,863     $729,878

Net income                     301,562     273,297     319,416      382,791

Net income per limited
  partnership unit            $  12.57    $  11.39    $  13.31     $  15.96

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753



                                        2005 Quarter Ended
                                        ------------------

                              March 31    June 30    September 30  December 31

Total revenues                $662,791    $674,227  $4,963,333     $619,967

Net income                     258,004     271,556   4,583,350      241,846

Net income per limited
  partnership unit            $  10.75    $  11.32    $ 190.93     $  10.08

Weighted average number
of limited partnership
  units outstanding             23,753      23,753      23,753       23,753






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


Item 9b. OTHER INFORMATION

     None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2006, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, are the sole partners of Diversified Investor Agency. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 73 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 78 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 84 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, which together with the report of its independent auditors, Deloitte & Touche LLP, attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2006, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficiary, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006 attached hereto as Exhibit l and incorporated herein by this reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2006 were $31,240 and for 2005 were $29,640.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2006 were $27,675 and 2005 were $22,750. Most of the fees related to preparation of the Partner-ship's tax returns.
                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2006, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2006.

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

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2007
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 30, 2007
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


By___________________________               Dated:  March 30, 2007
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND VI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.




                                    EXHIBIT l

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                     2006         2005         2004         2003         2002
                     ----         ----         ----         ----         ----
TOTAL REVENUES,
GAIN ON SALE AND
OTHER
INCOME            $2,698,289   $6,921,126   $2,619,017   $2,787,298   $2,843,760

TOTAL
EXPENSES           1,421,223    1,566,370    1,357,021    1,547,484    1,777,129
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,277,066   $5,354,756   $1,261,996   $1,239,814   $1,066,631
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,447,719   $2,244,359   $2,638,552   $2,501,244   $2,527,467
                  ==========   ==========   ==========   ==========   ==========


CASH FLOWS FROM (USED IN):
OPERATING         $1,214,408   $1,044,965   $1,255,803   $1,358,369   $1,522,050
INVESTING               (827)   4,573,632      (13,203)         -            -
FINANCING         (1,072,786)  (5,738,982)  (1,297,000)  (1,228,042) (1,533,059)



NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.23   $   223.08   $    52.60   $    51.67   $    44.46
                  ----------   ----------   ----------   ----------   ----------

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    43.23   $   234.76   $    53.54   $    51.18   $    63.90
                  ===========  ==========   ==========   ==========   ==========



The following are reconciliations between the net income and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2006:


                                                         Net        Partners'
                                                         Income       Equity

Per financial statements                             $ 1,277,066    $ 2,033,512
Excess book depreciation                                  36,735        169,183
Accrued revenue                                                          10,166
Accrued incentive management fee                                        (16,219)
Acquisition costs capitalized
 for tax purposes                                                       134,384
Deferred rental revenues                                 (50,032)         9,088
Accrued expenses                                         (13,401)        13,599
Accrued property taxes                                                  (88,000)
Fixed asset adjustment                                     6,030        (39,874)
Excess book distributions                                               209,938
Prior year's miscellaneous
  tax adjustments                                                        (2,000)
Tax expense adjustment                                   (17,625)
Gain on sale of land                                     (18,894)       (18,894)
Bad debt allowance                                        22,716         22,716
                                                     -----------    -----------
Per Partnership's income tax return                  $ 1,261,489    $ 2,437,599
                                                     ===========    ===========
Taxable income per limited
partnership unit                                     $     52.58
                                                     ===========


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                F-1

    Balance Sheets as of December 31, 2006 and 2005                        F-2

    Statements of Income for Each of the Three
        Years Ended December 31, 2006                                      F-3

    Statements of Changes in Partners' Equity (Deficit) for
        Each of the Three Years Ended December 31, 2006                    F-4

    Statements of Cash Flows for Each of the Three Years
        Ended December 31, 2006                                            F-5

    Notes to Financial Statements as of December 31, 2006
        and 2005, and for Each of the Three Years Ended
        December 31, 2006                                                  F-6


SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation               F-10
        as of December 31, 2006

NOTE:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the supplemental schedule listed in the Index at Item 15. These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our respons-ibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California

March 30, 2007




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


ASSETS                                                  2006             2005

CASH AND CASH EQUIVALENTS                          $   622,755       $   481,960

PROPERTY, Net (Note 3)                               1,618,705         1,665,658

OTHER ASSETS                                           206,259            96,741
                                                   -----------       -----------
TOTAL                                              $ 2,447,719       $ 2,244,359
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners(Note 4)                $   209,938      $   209,938
Incentive management fee payable to
general partners (Note 4)                                                 13,556
Property management fees payable(Note 7)                 12,564           12,633
Customer deposits and other liabilities                 110,638           97,933
Capital lease obligations (Notes 3 and 7)                81,067          116,527
                                                    -----------      -----------
Total liabilities                                       414,207          450,587
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (70,851)        (73,249)
Limited partners (23,753 limited
partnership units outstanding
at December 31, 2006 and 2005)                        2,104,363       1,867,021
                                                   ------------      -----------
Total partners' equity                                2,033,512       1,793,772
                                                   ------------      -----------
TOTAL                                               $ 2,447,719      $2,244,359
                                                   ============      ===========

See notes to financial statements.




DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                               2006         2005         2004

REVENUES:
Rental                                       $2,697,518  $2,389,618   $2,309,750
                                             ----------  ----------   ----------
EXPENSES:
 Depreciation                                    47,780      50,426        6,106
 Operating                                      843,585     923,477      771,486
 General and administrative                     249,623     236,245      184,556
 Interest                                         6,030       8,086
 General partners' incentive
  management fee (Note 4)                       117,598      99,409      125,589
 Property management
  fee(Note 7)                                   156,607     143,199      137,500
                                             ----------   ----------   ---------
Total expenses                                1,421,223   1,460,842    1,225,237
                                             ----------   ----------   ---------
OPERATING INCOME                              1,276,295     928,776    1,084,513

OTHER INCOME -
 Interest income                                    771         808          840
                                             ----------   ----------  ----------

INCOME FROM CONTINUING OPERATIONS
 BEFORE DISCONTINUED OPERATIONS               1,277,066      929,584   1,085,353
DISCONTINUED OPERATIONS (Note 5):            ----------   ----------  ----------
 Net income from
   discontinued operations                         -          81,591     176,643
 Net gain on sale of
   discontinued operations                         -       4,343,581        -
                                             ----------   ----------  ----------
  Total income from discontinued
  operations                                               4,425,172     176,643
                                             ----------   ----------  ----------
NET INCOME                                   $1,277,066   $5,354,756  $1,261,996
                                             ==========   ==========  ==========

AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                             $1,264,295   $5,298,727  $1,249,376
General partners                                 12,771       56,029      12,620
                                             ----------   ----------  ----------
TOTAL                                        $1,277,066   $5,354,756  $1,261,996
                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                         $    53.23   $   223.08   $   52.60
                                             ==========   ==========   =========

See notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE JANUARY 1, 2004                $(72,341)    $ 2,166,772     $ 2,094,431

 Net income                              12,620       1,249,376       1,261,996

 Distributions                          (12,845)     (1,271,655)     (1,284,500)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2004               (72,566)      2,144,493       2,071,927

 Net income                              56,029       5,298,727       5,354,756

 Distributions                          (56,712)     (5,576,199)     (5,632,911)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2005               (73,249)      1,867,021       1,793,772

 Net income                              12,771       1,264,295       1,277,066

 Distributions                          (10,373)     (1,026,953)     (1,037,326)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2006              $(70,851)    $2,104,363      $2,033,512
                                        =======     ===========     ===========


See notes to financial statements.



DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                            2006          2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 1,277,066   $ 5,354,756  $ 1,261,996
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                                 47,780        54,010        8,189
Gain on sale of
 discontinued operations                               (4,343,581)
Changes in assets and liabilities:
 Other assets                              (109,518)      (10,253)     (11,578)
 Incentive management fee payable
  to general partners                       (13,556)      (23,777)       4,790
 Property management fees payable               (69)          (74)        (345)
 Customer deposits and other liabilities     12,705        13,884       (7,249)
                                         ----------    ----------    ---------
 Net cash provided by
  operating activities                    1,214,408     1,044,965    1,255,803
                                         ----------    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                          (827)      (31,853)     (13,203)
Proceeds from the sale of
 discontinued operations                                4,605,485
                                         ----------    ----------    ---------
 Net cash (used in) provided by
 investing activities                          (827)    4,573,632      (13,203)
                                         ----------    ----------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,037,326)   (5,692,893)  (1,284,500)
Payments on capital
 lease obligations                          (35,460)      (46,089)     (12,500)
                                         ----------    ----------   ----------
Net cash used in financing activities    (1,072,786)   (5,738,982)  (1,297,000)
                                         ----------    ----------   ----------

NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                            140,795      (120,385)     (54,400)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        481,960       602,345      656,745
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   622,755   $   481,960   $  602,345
                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
 Cash paid for interest                 $     6,030   $     8,695   $
                                        ===========   ===========   ===========

NON CASH INVESTING AND FINANCING
 ACTIVITIES:
 Acquisition of trucks
 utilizing capital leases               $      -      $      -      $  175,117
                                        ===========   ==========    ===========

 Distribution due partners
 included in partners' equity           $   209,938   $  209,938    $  269,920
                                        ===========   ==========    ===========



See accompanying notes to financial statements.


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005,
AND FOR EACH OF THE THREE YEARS
ENDED DECEMBER 31, 2006


1.   GENERAL

     DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 23,753 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership owns six mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado;
     and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 7).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period. Property under capital leases is amortized over the lesser of the lives of the respective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2006 is $15,577.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset,the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2006, 2005, or 2004.

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

     Recent Accounting Pronouncement - In September 2006, the Financial Account-ing Standards Board issued Statement of Financial Accounting Standards Board issued Statement of Financial Acounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measureing fair value and expands disclosures about fair value measurements. The Partnership is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Partnership's results of operations or financial condition.

3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2006                2005

       Land                                   $ 1,512,000        $ 1,512,000
       Buildings and improvements               7,515,836          7,515,009
       Rental trucks under capital leases         161,181            161,181
                                              -----------        -----------

       Total                                    9,189,017          9,188,190
       Less accumulated depreciation           (7,570,312)        (7,522,532)
                                              -----------         ----------

       Property - net                         $ 1,618,705        $ 1,665,658
                                              ===========         ===========

      Depreciation expense of $41,152 and $41,152 was recorded on the rental trucks under capital leases in 2006 and 2005, respectively.

      The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2006, are summarized as follows:

      2007                                             $ 44,948
      2008                                               41,490
                                                        -------
      Total future minimum payment obligations           86,438
      Less interest portion                               5,371
                                                        -------
      Present value of net minimum lease payments      $ 81,067
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


5.   DISCONTINUED OPERATIONS

     In accordance with SFAS No. 144, Business Combinations, the net income and the net gain on disposition of a mini-storage facility located in Las Vegas, Nevada, which was sold on August 1, 2005, is reflected in the state-ment of income as discontinued operations for all periods presented. The mini-storage facility was sold for a sales price of$5,400,000. The mini-storage facility was sold together with an adjacent mini-storage facility owned by the Partnership, for a combined sales price of $10 million. The sales price was allocated to the properties using the relative fair values. The relative fair values were determined by the general partners using historical net income from operations.
     In August 2005, the proceeds in the amount of $4,545,612 were distributed to the limited partners. The net gain on the sales of the facility is $4,343,581, which is net of fees paid to the general partners in accord-ance with the partnership agreement amounting to $788,500.

     The following table summarizes the revenue and expense components that comprise discontinued operations.

                                         2005          2004


      Revenue - rental               $  187,119     $  308,423
                                     ----------     ----------
      Expenses:
       Depreciation                       3,584          2,083
       Operating                         74,460         96,233
       General and administrative        14,957         15,393
       Interest                             609
       Property management fee           11,918         18,071
                                     ----------     ----------
         Total expenses                 105,528        131,780
                                     ----------     ----------
     Income from
      discontinued operations            81,591        176,643

     Gain on sale of
      discontinued operations         4,343,581
                                     ----------     ----------
     Total income from
      discontinued operations        $4,425,172     $  176,643
                                     ==========     ==========



6.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.


7.   RELATED-PARTY TRANSACTIONS

     The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $156,607, $143,199, and $137,500 for the years ended December 31, 2006, 2005, and 2004, respectively. Amounts payable to Dahn at December 31, 2006 and 2005, were $12,564 and $12,633, respectively.

     In 2004, the Parnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease is a 48-month lease with monthly payments in the amount of $750 (see Note 3).


DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Vallejo, CA           None    $258,000  $1,320,789   $39,210     $258,000  $1,359,999  $1,617,999 $1,359,492  11/81 06/81 20 Yrs
Santa Rosa, CA II     None     190,000     865,608    28,231      190,000     893,839   1,083,839    893,230  08/81 08/81 20 Yrs
Arvada, CO            None     305,000   1,759,608    67,736      305,000   1,827,344   2,132,344  1,822,292  12/83 06/82 20 Yrs
Santa Rosa, CA III    None     157,000     715,122    23,323      157,000     738,445     895,445    737,942  10/83 12/82 20 Yrs
Federal Heights, CO   None     260,000   1,013,972    32,462      260,000   1,046,434   1,306,434  1,042,599  10/83 03/83 20 Yrs
Colorado Springs, CO  None     342,000   1,518,487   131,288      342,000   1,649,775   1,991,775  1,632,453  03/84 04/83 20 Yrs
                              --------  ----------   -------     --------  ----------  ---------- ----------
                            $1,512,000  $7,193,586  $322,250   $1,512,000  $7,515,836 $ 9,027,836 $7,488,008
                            ==========  ==========  ========   ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 2004             $10,377,136    $8,607,547
                 Additions                                 13,203         8,189
                                                      -----------    ----------
               Balance at December 31, 2004            10,390,339     8,615,736
                 Disposals                             (1,395,183)   (1,147,214)
                 Additions                                 31,853        12,858
                                                      -----------    ----------
               Balance at December 31, 2005             9,027,009     7,481,380
                 Additions                                    827         6,628
                                                      -----------    ----------
               Balance at December 31, 2006           $ 9,027,836    $7,488,008
                                                      ===========    ==========

                                     EXHIBIT 2


                                 March 30, 2007

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND VI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2006 accompanied by a report of Independent Registered Public Accounting firm. The Partnership owns six mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2006 and 2005 were as follows:


Location of Property       Average Occupancy       Average Occupancy
                           Level for the Year      Level for the Year
                           Ended Dec. 31, 2006     Ended Dec. 31, 2005


Vallejo, California                  84%                  82%

Santa Rosa, California
(both stages)                        80%                  78%

Arvada, Colorado                     80%                  75%

Federal Heights, Colorado            83%                  82%

Colorado Springs, Colorado           84%                  83%


     We will keep you informed of the activities of DSI Realty Income Fund VI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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



    Date:  March 30, 2007



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


    Date:  March 30, 2007



    Richard P. Conway
    Vice President





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 27, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007