Form 10-Q
period 2007-03-31
DSI REALTY INCOME FUND VI
filed 2007-05-15
CIK 318835

-

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2007 AND DECEMBER 31, 2006


                               March 31,          December 31,
                                 2007                2006

ASSETS

CASH AND CASH EQUIVALENTS      $ 709,231         $  622,755
PROPERTY,NET (Note 2)          1,606,760          1,618,705
OTHER ASSETS                     215,017            206,259
                              ----------         ----------
TOTAL                         $2,531,008         $2,447,719
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Incentive management fee
 payable to general partners      31,477                  0
Property management
 fee payable                      14,830             12,564
Customer deposits and
 other liabilities                75,635            110,638
Capital lease obligation          71,504             81,067
                                --------           --------
Total liabilities                403,384            414,207
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (69,910)           (70,851)
Limited Partners (23,753
 limited partnership
 units outstanding at
 March 31, 2007 and
 December 31, 2006)            2,197,534          2,104,363
                               ---------          ---------
     Total partners' equity    2,127,624          2,033,512
                               ---------          ---------
TOTAL                         $2,531,008         $2,447,719
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2007 AND 2006

                                March 31,         March 31,
                                  2007               2006
REVENUES:
Rental                          $686,527           $638,104
                                --------           --------
EXPENSES:
Operating                        295,905            258,806
General and administrative        86,765             77,928
                                --------           --------
     Total expenses              382,670            336,734
                                --------           --------
OPERATING INCOME                 303,857            301,370

OTHER INCOME
 Interest                            193                192
                                --------           --------

NET INCOME                      $304,050           $301,562
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $301,010           $298,546
    General partners               3,040              3,016
                                --------           --------
TOTAL                           $304,050           $301,562
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.67             $12.57
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007      ($70,851)     $2,104,363   $2,033,512

NET INCOME                         3,040         301,010      304,050
DISTRIBUTIONS                     (2,099)       (207,839)    (209,938)
                                --------      ----------   ----------
BALANCE AT MARCH 31, 2007       ($69,910)     $2,197,534   $2,127,624
                                ========      ==========   ==========

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                      March 31,          March 31,
                                        2007               2006

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 304,050        $ 301,562
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         11,945            7,505
Changes in assets and liabilities:
     Increase in other assets             (8,758)               0
     Increase in incentive
     management fees payable
     to general partners                  31,477           30,618
     Increase in property
     management fee payable                2,266              520
     Decrease in customer deposits
     and other liabilities               (35,003)         (48,716)
                                       ---------         --------
     Net cash provided by operating
     activities                          305,977          291,489
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (209,938)        (209,938)
     Payments on capital
      lease obligations                   (9,563)          (9,710)
                                       ---------        ---------
      Net cash used in
      financing obligations             (219,501)        (219,648)
                                       ---------        ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         86,476           71,841

CASH EQUIVALENTS:
At beginning of period                   622,755          481,960
                                       ---------        ---------
At end of period                       $ 709,231        $ 553,801
                                       =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
     Cash paid for interest            $   1,171        $   1,701
                                       =========        =========
NONCASH FINANCING ACTIVITIES:
     Distributions due partners
     included in partners' equity      $ 209,938        $ 209,938
                                       =========        =========

See accompanying notes to financial statements (unaudited).


DSI REALTY INCOME FUND VI
(A Limited Partnership)

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

The Partnership owns six mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn").
Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (Note 5).

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                           March 31,       December 31,
                                             2007             2006

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,836         7,515,836
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,189,017         9,189,017
        Less: Accumulated Depreciation   ( 7,582,257)      ( 7,570,312)
                                         -----------       -----------
        Property - Net                   $ 1,606,760       $ 1,618,705
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $41,210 and $38,286, for the three month periods ended March 31, 2007 and 2006, respectively. Amounts payable to Dahn at March 31, 2007 and December 31, 2006, were $14,830 and $12,564, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,457.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2007 and 2006, revenues increased 7.6% from $638,104 to $686,527, total expenses increased 13.6% from $336,734 to $382,670 and other income increased from $192 to $193. As a result, net income increased 0.8% from $301,562 for the three-month period ended March 31, 2006, to $304,050 for the same period in 2007. The revenue increase can be attributed to an increase in rental income as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 82.9% for the three-month period ended March 31, 2007, compared to 81.5% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $37,100 (14.3%) primarily due to increases in legal, maintenance and repair, office supplies, real estate tax and property management fee expenses, partially offset by decreases in advertising expense. Property management fees, which are based on rental revenue, increased as a result of the increase in said revenue. General and administrative expenses increased approximately $8,800 (11.3%) as a result of an increase in administrative fee and legal and professional expenses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE


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

Item 1A.  Risk Factors

          Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 30, 2007. There has been no material change to the risk factors disclosed therein.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007           DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  May 15, 2007          DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund VI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007



    Robert J. Conway
    Chief Executive Officer





                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund VI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


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


    Date:  May 15, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 15, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 15, 2007