Form 10-Q
period 2007-06-30
DSI REALTY INCOME FUND VI
filed 2007-08-14
CIK 318835

---

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2007 AND DECEMBER 31, 2006


                               June 30,           December 31,
                                 2007                2006

ASSETS

CASH AND CASH EQUIVALENTS      $ 661,714         $  622,755
PROPERTY,NET (Note 2)          1,594,815          1,618,705
OTHER ASSETS                     223,775            206,259
                              ----------         ----------
TOTAL                         $2,480,304         $2,447,719
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Incentive management fee
 payable to general partners      21,341                  0
Property management
 fee payable                      12,661             12,564
Customer deposits and
 other liabilities                47,946            110,638
Capital lease obligation          64,724             81,067
                                --------           --------
Total liabilities                356,610            414,207
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (69,949)           (70,851)
Limited Partners (23,753
 limited partnership
 units outstanding at
 June 30, 2007 and
 December 31, 2006)            2,193,643          2,104,363
                               ---------          ---------
     Total partners' equity    2,123,694          2,033,512
                               ---------          ---------
TOTAL                         $2,480,304         $2,447,719
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2007 AND 2006

                                 June 30,           June 30,
                                  2007               2006
REVENUES:
Rental                          $626,320           $640,673
                                --------           --------
EXPENSES:
Operating                        341,096            293,574
General and administrative        79,410             73,995
                                --------           --------
     Total expenses              420,506            367,569
                                --------           --------
OPERATING INCOME                 205,814            273,104

OTHER INCOME
 Interest                            194                193
                                --------           --------

NET INCOME                      $206,008           $273,297
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $203,948           $270,564
    General partners               2,060              2,733
                                --------           --------
TOTAL                           $206,008           $273,297
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 8.59             $11.39
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2007 AND 2006

                                 June 30,           June 30,
                                  2007               2006
REVENUES:
Rental                          $1,312,847         $1,278,777
                                ----------         ----------
EXPENSES:
Operating                          637,001            552,380
General and administrative         166,175            151,923
                                ----------         ----------
     Total expenses                803,176            704,303
                                ----------         ----------
OPERATING INCOME                   509,671            574,474

OTHER INCOME
 Interest                              387                385
                                ----------         ----------

NET INCOME                      $  510,058         $  574,859
                                ==========         ==========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $  504,957         $  569,110
    General partners                 5,101              5,749
                                ----------         ----------
TOTAL                           $  510,058         $  574,859
                                ==========         ==========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $21.26             $23.96
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007      ($70,851)     $2,104,363   $2,033,512

NET INCOME                         5,101         504,957      510,058
DISTRIBUTIONS                     (4,199)       (415,677)    (419,876)
                                --------      ----------   ----------
BALANCE AT JUNE 30, 2007        ($69,949)     $2,193,643   $2,123,694
                                ========      ==========   ==========

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                       June 30,           June 30,
                                        2007               2006

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 510,058        $ 574,859
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         23,890           20,579
Changes in assets and liabilities:
     Increase in other assets            (17,516)             -
     Increase in incentive
     management fees payable
     to general partners                  21,341           14,822
     Increase in property
     management fee payable                   97            1,072
     Decrease in customer deposits
     and other liabilities               (62,692)         (90,956)
                                       ---------         --------
     Net cash provided by operating
     activities                          475,178          520,376
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (419,876)        (419,876)
     Payments on capital
      lease obligations                  (16,343)         (17,368)
                                       ---------        ---------
      Net cash used in
      financing obligations             (436,219)        (437,244)
                                       ---------        ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         38,959           83,132

CASH EQUIVALENTS:
At beginning of period                   622,755          481,960
                                       ---------        ---------
At end of period                       $ 661,714        $ 565,092
                                       =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
     Cash paid for interest            $   1,989        $   3,377
                                       =========        =========
NONCASH FINANCING ACTIVITIES:
     Distributions due partners
     included in partners' equity      $ 209,938        $ 209,938
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


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                            June 30,       December 31,
                                             2007             2006

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,836         7,515,836
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,189,017         9,189,017
        Less: Accumulated Depreciation   ( 7,594,202)      ( 7,570,312)
                                         -----------       -----------
        Property - Net                   $ 1,594,815       $ 1,618,705
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $37,561 and $38,441, for the three month periods ended June 30, 2007 and 2006, respectively,and $78,771 and $76,727 for the six month periods ended June 30, 2007 and 2006. Amounts payable to Dahn at June 30, 2007 and December 31, 2006, were $12,661 and $12,564, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,457.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2007 and 2006, revenues decreased 2.3% from $640,673 to $626,320 and total expenses increased 14.4% from $367,569 to $420,506 and other income increased from $193 to $194. As a result, net income decreased 24.6% from $273,297 for the three-month period ended June 30, 2006, to $206,008 for the same period in 2007. The rental revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.1% for the three-month period ended June 30, 2007, compared to 86.7% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $47,500 (16.2%) primarily as a result of increases in legal, maintenance and repair, salaries and wages and trash collection expenses, partially off-set by a decrease in advertising expense. General and administrative expenses increased approximately $5,400 (7.3%) primarily as a result of increases in administrative expense and state tax payments, partially offset by a decrease in incentive management fee expense.

For the six-month periods ended June 30, 2007, and 2006, total revenues increased 2.7% from $1,278,777 to $1,312,847, total expenses increased
14.0% from $704,303 to $803,176 and other income increased from $385 to $387. As a result, net income decreased (11.3%) from $574,859 for the six months ended June 30, 2006, to $510,058 for the same period in 2007.
The revenue increased can be attributed to an increase in rental revenue as a result of higher unit rental rates. Operating expenses increased approximately $84,600 (15.3%) primarily due to increases in legal, repair and maintenance, office supplies, salaries and wages and trash collection expenses, partially offset by a decrease in advertising expense. General and administrative expenses increased approximately $14,300 (9.4%) primarily as a result of increases in administrative, legal and professional expenses and state tax payments, partially offset by a decrease in incentive manage-ment fee expense.

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

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007        DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  August 14, 2007        DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund VI;

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


    Date:  August 14, 2007



    Robert J. Conway
    Chief Executive Officer





                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund VI;

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


    Date:  August 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    August 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    August 14, 2007