Form 10-Q
period 2007-09-30
DSI REALTY INCOME FUND VI
filed 2007-11-14
CIK 318835

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


                             September 30,      December 31,
                                 2007                2006

ASSETS

CASH AND CASH EQUIVALENTS      $ 781,354         $  622,755
PROPERTY,NET                   1,582,870          1,618,705
OTHER ASSETS                     232,533            206,259
                              ----------         ----------
TOTAL                         $2,596,757         $2,447,719
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Incentive management fee
 payable to general partners      31,793                  0
Property management
 fee payable                      12,390             12,564
Customer deposits and
 other liabilities                65,520            110,638
Capital lease obligation          51,840             81,067
                                --------           --------
Total liabilities                371,481            414,207
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (68,933)           (70,851)
Limited Partners (23,753
 limited partnership
 units outstanding at
 September 30, 2007 and
 December 31, 2006)            2,294,209          2,104,363
                               ---------          ---------
     Total partners' equity    2,225,276          2,033,512
                               ---------          ---------
TOTAL                         $2,596,757         $2,447,719
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                              September 30,      September 30,
                                  2007               2006
REVENUES:
Rental                          $656,819           $688,863
                                --------           --------
EXPENSES:
Operating                        295,179            320,225
General and administrative        50,314             49,415
                                --------           --------
     Total expenses              345,493            369,640
                                --------           --------
OPERATING INCOME                 311,326            319,223

OTHER INCOME
 Interest                            194                193
                                --------           --------

NET INCOME                      $311,520           $319,416
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $308,405           $316,222
    General partners               3,115              3,194
                                --------           --------
TOTAL                           $311,520           $319,416
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.98             $13.31
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                              September 30,      September 30,
                                  2007               2006
REVENUES:
Rental                          $1,969,666         $1,967,640
                                ----------         ----------
EXPENSES:
Operating                          932,180            872,605
General and administrative         216,489            201,338
                                ----------         ----------
     Total expenses              1,148,669          1,073,943
                                ----------         ----------
OPERATING INCOME                   820,997            893,697

OTHER INCOME
 Interest                              581                578
                                ----------         ----------

NET INCOME                      $  821,578         $  894,275
                                ==========         ==========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $  813,362         $  885,332
    General partners                 8,216              8,943
                                ----------         ----------
TOTAL                           $  821,578         $  894,275
                                ==========         ==========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $34.24             $37.27
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007      ($70,851)     $2,104,363   $2,033,512

NET INCOME                         8,216         813,362      821,578
DISTRIBUTIONS                     (6,298)       (623,516)    (629,814)
                                --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2007   ($68,933)     $2,294,209   $2,225,276
                                ========      ==========   ==========

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                    September 30,      September 30,
                                        2007               2006

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 821,578        $ 894,275
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         35,835           30,864
Changes in assets and liabilities:
     Increase in other assets            (26,274)             -


     Increase in incentive
     management fees payable
     to general partners                  31,793              -
     Decrease in property
     management fee payable                 (174)             -
     (Decrease)Increase in
     customer deposits
     and other liabilities               (45,120)           5,295
                                       ---------         --------
     Net cash provided by operating
     activities                          817,638          930,434
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (629,814)        (629,814)

     Payments on capital
      lease obligations                  (29,225)         (28,402)
                                       ---------        ---------
      Net cash used in
      financing obligations             (659,039)        (658,216)
                                       ---------        ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        158,599          272,218

CASH EQUIVALENTS:
At beginning of period                   622,755          481,960
                                       ---------        ---------
At end of period                       $ 781,354        $ 754,178
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
     Cash paid for interest            $   3,355        $   3,377
                                       =========        =========
NONCASH FINANCING ACTIVITIES:
     Distributions due partners
     included in partners' equity      $ 209,938        $ 209,938
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


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                         September 30,     December 31,
                                             2007             2006

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,836         7,515,836
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,189,017         9,189,017
        Less: Accumulated Depreciation   ( 7,606,147)      ( 7,570,312)
                                         -----------       -----------
        Property - Net                   $ 1,582,870       $ 1,618,705
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $39,409 and $41,331, for the three month periods ended September 30, 2007 and 2006, respectively,and $118,180 and $118,058 for the nine month periods ended September 30, 2007 and 2006. Amounts payable to Dahn at September 30, 2007 and December 31, 2006, were $12,390 and $12,564, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,457.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2007 and 2006, revenues decreased 4.7% from $688,863 to $656,819 and total expenses decreased 6.5% from $369,640 to $345,493 and other income increased from $193 to $194.
As a result, net income decreased 2.5% from $319,416 for the three-month period ended September 30, 2006, to $311,520 for the same period in 2007.
The rental revenue decrease can be attributed to a decrease in rental income as a result of lower occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 83.3% for the three-month period ended September 30, 2007, compared to 87.3% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $25,000 (7.8%) primarily as a result of decreases in advertising and salaries and wages expenses, partially offset by increases in legal and maintenance and repair expenses. General and administrative expenses remained constant.

For the nine-month periods ended September 30, 2007, and 2006, total revenues increased 0.1% from $1,967,640 to $1,969,666, total expenses increased 7.0% from $1,073,943 to $1,148,669 and other income increased from $578 to $581.
As a result, net income decreased (8.1%) from $894,275 for the nine months ended September 30, 2006, to $821,578 for the same period in 2007. Revenue remained relatively constant as an increase in rental revenue as a result of higher unit rental rates and truck rentals was offset by a decrease in revenue from the sale of locks and packing materials. Occupancy levels for the Partnership's five mini-storage facilities averaged 83.1% for the nine-month period ended September 30, 2007 as compared to 85.1% for the same period in 2006. Operating expenses increased approximately $59,600 (6.9%) primarily due to increases in legal, repair and maintenance, office supplies, real estate tax and trash collection expenses, partially offset by a decrease in advertising expense. General and administrative expenses increased approxi-mately $15,200 (7.5%) primarily as a result of increases in administrative, equipment and computer lease expenses and state tax payments, partially off-set by a decrease in incentive management fee expense.

In August 2007, the Partnership received a non-refundable payment from Industrial Waste and Debris Box Rental, Inc. for a six-month option to purchase the Partnership's property in Santa Rosa, California. Due to the uncertainty in the real estate and financing markets, it is indeterminable as to whether or not the property wil be sold.

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

          NONE

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007      DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



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

Dated:  November 14, 2007     DSI REALTY INCOME FUND VI
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund VI;

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


    Date:  November 14, 2007



    Robert J. Conway
    Chief Executive Officer





                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund VI;

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


    Date:  November 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    November 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    November 14, 2007