Form 10-Q
period 2008-03-31
DSI REALTY INCOME FUND VI
filed 2008-05-15
CIK 318835

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008.
				________________

/__/     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

Commission File Number: 2-68926
                        ________

DSI REALTY INCOME FUND VI, A California Limited Partnership
__________________________________________________________________
(Exact name of registrant as specified in its charter)

California                                           95-3633566
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

6700 E. Pacific Coast Hwy, Long Beach, California 90803
__________________________________________________________________
          (Address of principal executive offices)    (Zip Code)

(562)493-8881
__________________________________________________________________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [ ]

 Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes [ ]  No [X]

The issuer is a limited partnership. All 23,753 limited partnership units originally sold for $500 per unit. There is no trading market for the limited partnership units.


                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2008 AND DECEMBER 31, 2007


                               March 31,        December 31,
                                 2008                2007

ASSETS

CASH AND CASH EQUIVALENTS      $ 708,868         $  670,913
PROPERTY,NET                   1,559,225          1,570,680
OTHER ASSETS                     279,781            223,588
                              ----------         ----------
TOTAL                         $2,547,874         $2,465,181
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Incentive management fee
 payable to general partners      15,324                  0
Property management
 fee payable                      13,518             13,264
Customer deposits and
 other liabilities                96,520            104,241
Capital lease obligation          30,481             41,076
                                --------           --------
Total liabilities                365,781            368,519
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (69,365)           (70,220)
Limited Partners (23,753
 limited partnership
 units outstanding at
 March 31, 2008 and
 December 31, 2007)            2,251,458          2,166,882
                               ---------          ---------
     Total partners' equity    2,182,093          2,096,662
                               ---------          ---------
TOTAL                         $2,547,874         $2,465,181
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                March 31,          March 31,
                                  2008               2007
REVENUES:
Rental revenue                  $597,001           $626,364
Ancilary operating revenue        56,510             60,163
Interest and other income         25,170                193
                                --------           --------
     Total expenses              678,681            686,720
                                --------           --------
EXPENSES:

Operating                        304,735            295,905
General and administrative        78,577             86,765
                                --------           --------
Total expenses                  $383,312           $382,670
                                ========           ========

NET INCOME                      $295,369           $304,050
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $292,415           $301,010
    General partners               2,954              3,040
                                --------           --------
TOTAL                           $295,369           $304,050
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.31             $12.67
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008      ($70,220)     $2,166,882   $2,096,662

NET INCOME                         2,954         292,415      295,369
DISTRIBUTIONS                     (2,099)       (207,839)    (209,938)
                                --------      ----------   ----------
BALANCE AT MARCH 31, 2008       ($69,365)     $2,251,458   $2,182,093
                                ========      ==========   ==========

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                       March 31,         March 31,
                                         2008              2007

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 295,369        $ 304,050
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         11,455           11,945
Changes in assets and liabilities:
     Increase in other assets            (56,193)          (8,758)
     Decrease in liabilities               7,857           (1,260)
                                       ---------         --------
     Net cash provided by operating
     activities                          258,488          305,977
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (209,938)        (209,938)

     Payments on capital
      lease obligations                  (10,595)          (9,563)
                                       ---------        ---------
     Net cash used in
     financing obligations              (220,533)        (219,501)
                                       ---------        ---------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         37,955           86,476


CASH EQUIVALENTS:
At beginning of period                   670,913          622,755
                                       ---------        ---------
At end of period                       $ 708,868        $ 709,231
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $     655        $   1,171
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
     Distribution due partners
     included in partners' equity      $ 209,938        $ 209,938
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

The accompanying financial information as of March 31, 2008, and for the periods ended March 31, 2008 and 2007, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2008, is as follows:

                                           March 31,       December 31,
                                             2008             2007

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,006         7,515,006
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,188,187         9,188,187
        Less: Accumulated Depreciation   ( 7,628,962)      ( 7,617,507)
                                         -----------       -----------
        Property - Net                   $ 1,559,225       $ 1,570,680
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $40,717 and $41,210, for the three month periods ended March 31, 2008 and 2007, respectively. Amounts payable to Dahn at March 31, 2008 and December 31, 2007, were $13,518 and $13,264, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,457.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2008 and 2007, revenues decreased 1.2% from $686,720 to $678,681, total expenses increased 0.2% from $382,670 to $383,312, resulting in a decrease in net income of 2.9% from $304,050 for the three-month period ended March 31, 2007, to $295,369 for the same period in 2008. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 80.8% for the three-month period ended March 31, 2008, compared to 82.9% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $8,800
(3.0%) primarily due to increases in advertising, real estate tax and salaries and wages expense, partially offset by a decrease in repair and maintenance expense. General and administrative expenses decreased approximately $8,200 (9.5%) primarily as a result of a decrease in incentive management fee expense.

In August 2007, the Partnership received a $25,000 non-refundable payment from Industrial Waste and Debris Box Rental, Inc. for a six-month option to purchase the Partnership's property in Santa Rosa, California. On January 28, 2008, the Partnership received notification that the option would not be exercised and therefore the payment has been recorded as other income in the current period.

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

Item 1A.  Risk Factors

          Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-KSB filed on April 15, 2008. There has been no material change to the risk factors disclosed therein.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
        32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND VI,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: May 15, 2008 			Dated: May 15, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________

	Dated: May 15, 2008 			Dated: May 15, 2008
	JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       May 15, 2008





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       May 15, 2008