Form 10-Q
period 2008-06-30
DSI REALTY INCOME FUND VI
filed 2008-08-14
CIK 318835

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008.
				________________

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

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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


                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2008 AND DECEMBER 31, 2007


                                June 30,         December 31,
                                 2008                2007

ASSETS

CASH AND CASH EQUIVALENTS      $ 764,372         $  670,913
PROPERTY,NET                   1,547,769          1,570,680
OTHER ASSETS                     297,081            223,588
                              ----------         ----------
TOTAL                         $2,609,222         $2,465,181
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Incentive management fee
 payable to general partners      27,387                  0
Property management
 fee payable                      12,575             13,264
Customer deposits and
 other liabilities               103,418            104,241
Capital lease obligation          22,535             41,076
                                --------           --------
Total liabilities                375,853            368,519
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (68,853)           (70,220)
Limited Partners (23,753
 limited partnership
 units outstanding at
 June 30, 2008 and
 December 31, 2007)            2,302,222          2,166,882
                               ---------          ---------
     Total partners' equity    2,233,369          2,096,662
                               ---------          ---------
TOTAL                         $2,609,222         $2,465,181
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007

                                 June 30,           June 30,
                                  2008               2007
REVENUES:
Rental revenue                  $613,499           $574,229
Ancilary operating revenue        56,755             52,091
Interest and other income            155                194
                                --------           --------
     Total revenues              670,409            626,514
                                --------           --------
EXPENSES:

Operating                        313,895            341,096
General and administrative        76,134             79,410
                                --------           --------
Total expenses                  $390,029           $420,506
                                ========           ========

NET INCOME                      $280,380           $206,008
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $277,576           $203,948
    General partners               2,804              2,060
                                --------           --------
TOTAL                           $280,380           $206,008
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $11.69             $ 8.59
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007

                                 June 30,           June 30,
                                  2008               2007
REVENUES:
Rental revenue                $1,210,500         $1,200,593
Ancilary operating revenue       113,265            112,254
Interest and other income         25,325                387
                                --------           --------
     Total revenues            1,349,090          1,313,234
                                --------           --------
EXPENSES:

Operating                        618,630            637,001
General and administrative       154,711            166,175
                                --------           --------
Total expenses                  $773,341           $803,176
                                ========           ========

NET INCOME                      $575,749           $510,058
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $569,992           $504,957
    General partners               5,757              5,101
                                --------           --------
TOTAL                           $575,749           $510,058
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $24.00             $21.26
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008      ($70,220)     $2,166,882   $2,096,662

NET INCOME                         5,757         569,992      575,749
DISTRIBUTIONS                     (4,390)       (434,652)    (439,042)
                                --------      ----------   ----------
BALANCE AT June 30, 2008        ($68,853)     $2,302,222   $2,233,369
                                ========      ==========   ==========

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                        June 30,         June 30,
                                         2008              2007

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 575,749        $ 510,058
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         22,911           23,890
Changes in assets and liabilities:
     Increase in other assets            (73,493)         (17,516)
     Increase(decrease) in liabilities    25,875          (41,254)
                                       ---------         --------
     Net cash provided by operating
     activities                          551,042          475,178
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (439,042)        (419,876)

     Payments on capital
      lease obligations                  (18,541)         (16,343)
                                       ---------        ---------
     Net cash used in
     financing obligations              (457,583)        (436,219)
                                       ---------        ---------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         93,459           38,959


CASH EQUIVALENTS:
At beginning of period                   670,913          622,755
                                       ---------        ---------
At end of period                       $ 764,372        $ 661,714
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   2,204        $   1,989
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
     Distribution due partners
     included in partners' equity      $ 209,938        $ 209,938
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2008, is as follows:

                                           June 30,        December 31,
                                             2008             2007

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,006         7,515,006
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,188,187         9,188,187
        Less: Accumulated Depreciation   ( 7,640,418)      ( 7,617,507)
                                         -----------       -----------
        Property - Net                   $ 1,547,769       $ 1,570,680
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $37,557 and $37,561, for the three month periods ended June 30, 2008 and 2007, $78,274 and $78,771 for the six month periods ended June 30, 2008 and 2007 respectively. Amounts payable to Dahn at June 30, 2008 and December 31, 2007, were $12,574 and $13,264, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,457.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2008 and 2007, total revenues in-creased 7.0% from $626,514 to $670,409 and total expenses decreased 7.2% from $420,506 to $390,029. As a result, net income increased 36.1% from $206,008 for the three-month period ended June 30, 2007, to $280,380 for the same period in 2008. The rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 79.8% for the three-month period ended June 30, 2008, compared to 83.1% for the same period in 2007. The Partnerhip is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $27,200 (8.0%) primarily as a result of de-creases in legal and maintenance and repair and trash collection expenses, partially offset by increases in advertising, real estate tax and salaries and wages expenses. General and administrative expenses decerased approximately $3,300 (4.2%) primarily as a result of a decrease in state tax payments, partially offset by an increase in legal and professional and incentive manage-nent fee expenses.

For the six-month periods ended June 30, 2008, and 2007, total revenues increased 2.7% from $1,313,234 to $1,349,089, total expenses decreased 3.7% from $803,176 to $773,341. As a result, net income increased 12.9% from $510,058 for the six months ended June 30, 2007, to $575,749 for the same period in 2008. Rental revenue increased slightly as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 80.3% for the six-month period ended June 30, 2008 as compared to 83% for the same period in 2007. Operating expenses decreased approximately $18,400 (2.9%) primarily due to decreases in legal, repair and maintenance and trash collection expenses, partially offset by an increase in advertising, real estate tax and salaries and wages expenses. General and administrative expenses decreased approximately $11,500 (6.9%) primarily as a result of a decrease in state tax payments, partially offset by an increase in legal and professional expense.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          NONE

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the informa-tion is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.




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

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
        32.1 Section 1350 Certification by Chief Executive Officer
        32.2 Section 1350 Certification by Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND VI,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: August 14, 2008 			Dated: August 14, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________
	Dated: August 14, 2008 			Dated: August 14, 2008

        JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER


    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund VI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER


    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund VI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008




           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       August 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       August 14, 2008