Form 10-Q
period 2008-09-30
DSI REALTY INCOME FUND VI
filed 2008-11-14
CIK 318835

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008.
				________________

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


                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND VI
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2008 AND DECEMBER 31, 2007


                             September 30,         December 31,
                                 2008                2007

ASSETS

CASH AND CASH EQUIVALENTS      $ 935,593         $  670,913
PROPERTY,NET                   1,535,442          1,570,680
OTHER ASSETS                     245,523            223,588
                              ----------         ----------
TOTAL                         $2,716,558         $2,465,181
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $209,938           $209,938
Incentive management fee
 payable to general partners      34,395                 0
Property management
 fee payable                      13,901             13,264
Customer deposits and
 other liabilities               113,018            104,241
Capital lease obligation          12,467             41,076
                                --------           --------
Total liabilities                383,719            368,519
                                --------           --------

PARTNERS' EQUITY (DEFICIT):
General Partners                 (67,858)           (70,220)
Limited Partners (23,753
 limited partnership
 units outstanding at
 September 30, 2008 and
 December 31, 2007)            2,400,697          2,166,882
                               ---------          ---------
     Total partners' equity    2,332,839          2,096,662
                               ---------          ---------
TOTAL                         $2,716,558         $2,465,181
                               =========          =========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2008 AND 2007

                              September 30,      September 30,
                                  2008               2007
REVENUES:
Rental revenue                  $636,108           $603,830
Ancilary operating revenue        58,312             52,989
Interest and other income            503                194
                                --------           --------
     Total revenues              694,923            657,013
                                --------           --------
EXPENSES:

Operating                        323,414            295,179
General and administrative        62,101             50,314
                                --------           --------
Total expenses                  $385,515           $345,493
                                ========           ========

NET INCOME                      $309,408           $311,520
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $306,314           $308,405
    General partners               3,094              3,115
                                --------           --------
TOTAL                           $309,408           $311,520
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.90             $12.98
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007

                              September 30,      September 30,
                                  2008               2007
REVENUES:
Rental revenue                $1,846,608         $1,804,423
Ancilary operating revenue       171,577            165,243
Interest and other income         25,828                581
                                --------           --------
     Total revenues            2,044,013          1,970,247
                                --------           --------
EXPENSES:

Operating                        942,044            932,180
General and administrative       216,812            216,489
                                --------           --------
Total expenses                $1,158,856         $1,148,669
                                ========           ========

NET INCOME                      $885,157           $821,578
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $876,305           $813,362
    General partners               8,852              8,216
                                --------           --------
TOTAL                           $885,157           $821,578
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $36.89             $34.24
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                23,753             23,753
                                  ======             ======

See accompanying notes to financial statements (unaudited).

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008      ($70,220)     $2,166,882   $2,096,662

NET INCOME                         8,852         876,305      885,157
DISTRIBUTIONS                     (6,490)       (642,490)    (648,980)
                                --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2008   ($67,858)     $2,400,697   $2,332,839
                                ========      ==========   ==========

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                     September 30,     September 30,
                                         2008              2007

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 885,157        $ 821,578
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         35,238           35,835
Changes in assets and liabilities:
     Increase in other assets            (21,935)         (26,274)
     Increase(decrease) in liabilities    43,809          (13,501)
                                       ---------         --------
     Net cash provided by operating
     activities                          942,269          817,638
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES-
     Distributions to partners          (648,980)        (629,814)

     Payments on capital
      lease obligations                  (28,609)         (29,225)
                                       ---------        ---------
     Net cash used in
     financing obligations              (677,589)        (659,039)
                                       ---------        ---------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        264,680          158,599


CASH EQUIVALENTS:
At beginning of period                   670,913          622,755
                                       ---------        ---------
At end of period                       $ 935,593        $ 781,354
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   2,508        $   3,355
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
     Distribution due partners
     included in partners' equity      $ 209,938        $ 209,938
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2008, is as follows:

                                         September 30,     December 31,
                                             2008             2007

        Land                             $ 1,512,000       $ 1,512,000
        Buildings and improvements         7,515,006         7,515,006
        Rental trucks
         under capital leases                161,181           161,181
                                         -----------       -----------
        Total                              9,188,187         9,188,187
        Less: Accumulated Depreciation   ( 7,652,745)      ( 7,617,507)
                                         -----------       -----------
        Property - Net                   $ 1,535,442       $ 1,570,680
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $42,363 and $39,409, for the three month periods ended September 30, 2008 and 2007, respectively, and $120,637 and $118,180 for the nine month periods ended September 30, 2008 and 2007 respectively. Amounts payable to Dahn at September 30, 2008 and December 31, 2007, were $13,901 and $13,264, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,457.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2008 and 2007, total revenues increased 5.8% from $657,013 to $694,923 and total expenses increased 11.6% from $345,493 to $385,515. As a result, net income decreased 0.7% from $311,520 for the three-month period ended September 30, 2007, to $309,408 for the same period in 2008. The rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.2% for the three-month period ended September 30, 2008, compared to 83.3% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $28,200 or 9.6% primarily as a result of increases in advertising, real estate tax and salaries and wages expenses, partially offset by a decrease in legal expense. General and administrative expenses increased approximately $11,800 or 23.4% primarily as a result of increases in legal and professional and equipment and computer lease expenses.

For the nine-month periods ended September 30, 2008, and 2007, total revenues increased 3.7% from $1,970,247 to $2,044,013, total expenses increased 0.9% from $1,148,669 to $1,158,856. As a result, net income increased 7.7% from $821,578 for the nine months ended September 30, 2007, to $885,157 for the same period in 2008. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities average 80.9% for the nine-month period ended September 30, 2008 as compared to 83.1% for the same period in 2007. Operating expenses increased approximately $9,900 or 1.1% primarily due to increases in advertising, real estate taxes and salaries and wages expenses, partially offset by decreases in legal, maintenance and repair and trash collection expenses. General and administrative expenses remained constant as increases in legal and profes-sional and equipment and computer lease expenses was offset by a decrease in state tax payments.

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


	DSI REALTY INCOME FUND VI,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: November 14, 2008 			Dated: November 14, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________
	Dated: November 14, 2008 			Dated: November 14, 2008

        JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





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



    Date:  November 14, 2008



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



    Date:  November 14, 2008




           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       November 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       November 14, 2008