Form 10-Q
period 2009-03-31
DSI REALTY INCOME FUND VI
filed 2009-05-20
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

The issuer is a limited partnership. All 23,753 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 709,327	$ 653,434
Property Net	1,525,970	1,527,364
Uncollected Rental Revenue	66,223	101,762
Prepaid Advertising	61,029	81,372
Other Assets	43,831	22,000
TOTAL	$ 2,406,380	$ 2,385,932

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	26,226	30,748
Property Management Fee Liability	12,695	12,952
Capital Leases	-	-
Deferred Income	53,899	50,063
Accrued Expenses	25,612	32,983
Other Liabilities	33,742	19,299
Total Liabilities	362,112	355,983
PARTNERS' EQUITY:
General Partners	(70,744)	(70,887)
Limited Partners	2,115,011	2,100,836
Total Partners' Equity	2,044,268	2,029,949

TOTAL	$ 2,406,380	$ 2,385,932
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	March 31, 2009	March 31, 2008
REVENUES:
Self-storage rental income	$ 574,482	$ 597,001
Ancillary operating revenue	56,195	56,510
Interest and other income	154	25,170
TOTAL	$ 630,832	$ 678,681
EXPENSES:
Depreciation	1,394	11,455
Operating	249,119	231,828
General and administrative	89,878	77,178
Interest	-	-
General partners' incentive management fee	26,226	22,134
Property management fee	39,959	40,717
TOTAL	406,575	383,312
NET INCOME:	$ 224,257	$ 295,369

AGGREGATE INCOME ALLOCATED TO:
General partners	2,243	2,954
Limited partners	222,014	292,415
TOTAL	$ 224,257	$ 295,369

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.35	$ 12.31
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)

	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2008	$ (70,887)	$ 2,100,836	$ 2,029,949

Net Income Allocation	2,243	222,014	$ 224,257
Distributions	(2,099)	(207,839)	$ (209,938)

BALANCE AT MARCH 31, 2009	$ (70,744)	$ 2,115,011	$ 2,044,268

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 224,257	$ 295,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,394	11,455
Changes in assets and liabilities:
Other assets	34,050	31,728
Incentive management fee payable to General Partners	(4,522)	22,134
Property management fees payable	(257)	254
Customer deposits and other liabilities	10,909	(102,452)
Net cash provided by operating activities	265,831	258,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (209,938)	$ (209,938)
Payments on capital lease obligations	-	(10,595)
Net cash used in financing activities	(209,938)	(220,533)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,893	$ 37,955

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	653,434	670,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	709,327	708,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 655

NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	209,938	209,938
The accompanying notes are an integral part of these Financial Statements Page 5

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2009 is as follows:

	March 31, 2009	December 31, 2008
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,515,006	7,515,006
Rental trucks under capital leases	161,181	161,181
Total	9,188,187	9,188,187
Less accumulated depreciation	(7,662,217)	(7,660,823)
Property – net	$ 1,525,970	$ 1,527,364

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $39,959 and $40,717, for the three month period ended March 31, 2009 and March 31, 2008, respectively. Amounts payable to Dahn at March 31, 2009 and March 31, 2008, were $12,695 and $12,952, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended March 31, 2009 and 2008, revenues decreased 7.1% from $678,681 to $630,832, total expenses increased 6.1% from $383,312 to $406,575, resulting in a decrease in net income of 24.1% from $295,369 for the three-month period ended March 31, 2008, to $224,257 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates.

Occupancy levels for the Partnership's mini-storage facilities averaged 74.1% for the three-month period ended March 31, 2009, compared to 80.8% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $17,291 (7.5%) primarily due to increases in advertising and real estate tax expenses. General and administrative expenses increased approximately $12,700 (16.5%) primarily as a result of an increase in legal and professional expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

No response required.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Registrant is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: May 20, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 20, 2009

JOSEPH W. CONWAY, (Executive
Vice President and Director)

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009