Form 10-Q
period 2009-06-30
DSI REALTY INCOME FUND VI
filed 2009-08-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 608,966	$ 653,434
Property Net	1,524,576	1,527,364
Net Rent Receivables	102,601	101,762
Prepaid Advertising	40,686	81,372
Prepaid Real Estate Taxes	88,710	-
Other Assets	22,000	22,000
TOTAL	$ 2,387,539	$ 2,385,932

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	14,400	30,748
Property Management Fee Liability	11,626	12,952
Deferred Income	43,007	50,063
Accrued Expenses	21,707	32,983
Other Liabilities	35,049	19,300
Total Liabilities	$ 335,727	$ 355,984
PARTNERS' EQUITY:
General Partners	(70,668)	(70,887)
Limited Partners	2,122,480	2,100,836
Total Partners' Equity	$ 2,051,812	$ 2,029,949

TOTAL	$ 2,387,539	$ 2,385,932
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 604,873	$ 613,499
Ancillary operating revenue	55,462	56,755
Interest and other income	157	155
TOTAL	$ 660,492	$ 670,409
EXPENSES:
Depreciation	1,394	11,455
Operating	313,180	243,821
General and administrative	59,083	74,407
Interest	-	655
General partners' incentive management fee	14,400	22,134
Property management fee	35,690	37,557
TOTAL	$ 423,747	$ 390,029
NET INCOME:	$ 236,745	$ 280,380

AGGREGATE INCOME ALLOCATED TO:
General partners	2,367	2,804
Limited partners	234,378	277,576
TOTAL	$ 236,745	$ 280,380

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.86	$11.69
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$1,179,356	$1,210,500
Ancillary operating revenue	111,657	113,265
Interest and other income	311	25,325
TOTAL	$1,291,324	$1,349,090
EXPENSES:
Depreciation	2,788	22,911
Operating	562,298	457,392
General and administrative	148,961	163,039
Interest	-	2,204
General partners' incentive management fee	40,626	49,521
Property management fee	75,649	78,274
TOTAL	$ 830,322	$ 773,341
NET INCOME:	$ 461,002	$ 575,749

AGGREGATE INCOME ALLOCATED TO:
General partners	4,610	5,757
Limited partners	456,392	569,992
TOTAL	$ 461,002	$ 575,749

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$19.21	$24.00
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)

	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (70,887)	$ 2,100,836	$ 2,029,949

Net Income Allocation	4,610	456,392	461,002
Distributions	(4,391)	(434,748)	(439,139)

BALANCE AT JUNE 30, 2009	$ (70,668)	$ 2,122,480	$ 2,051,812

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Six months ended		Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 461,002	$ 575,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,788	22,911
Changes in assets and liabilities:
Other assets	(48,862)	(73,493)
Incentive management fee payable to General Partners	(16,348)	27,387
Property management fees payable	(1,326)	(689)
Customer deposits and other liabilities	(2,583)	(823)
Net cash provided by operating activities	394,671	551,042

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (439,139)	$ (439,042)
Payments on capital lease obligations	-	(18,541)
Net cash used in financing activities	(439,139)	(457,583)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (44,468)	$ 93,459

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	653,434	670,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 608,966	$ 764,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 2,204

NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 209,938	$ 209,938
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Partnership's financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,515,006	7,515,006
Rental trucks under capital leases	161,181	161,181
Total	9,188,187	9,188,187
Less accumulated depreciation	(7,663,611)	(7,660,823)
Property – net	$ 1,524,576	$ 1,527,364

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,690 and $37,557, for the three month periods ended June 30, 2009 and 2008, respectively. Amounts payable to Dahn at June 30, 2009 and December 31, 2008 were $11,626 and $12,952, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended June 30, 2009 and 2008, revenues decreased 1.5% from $670,409 to $660,492 and total expenses increased 8.6% from $390,029 to $423,747, resulting in a decrease in net income of 15.6% from $280,380 to $236,745. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.7% for the three-month period ended June 30, 2009, compared to 79.8% for the same period in 2008. Operating expenses increased $69,359 or 28.4% primarily due to increases in repairs and maintenance, salaries and wages and real estate tax expenses. General and administrative expenses decreased $15,324 or 20.6% primarily as a result of a decrease in legal and professional expenses partially offset by an increase in office supplies expense.

For the six-month periods ended June 30, 2009 and 2008, revenues decreased 4.3% from $1,349,090 to $1,291,324 and total expenses increased 7.4% from $773,341 to $830,322, resulting in a decrease in net income of 19.9% from $575,749 to $461,002. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.7% for the six-month period ended June 30, 2009, compared to 80.3% for the same period in 2008. Operating expenses increased $104,906 or 22.9% primarily due to increases in repairs and maintenance, salaries and wages and real estate tax expenses. General and administrative expenses decreased $14,078 or 8.6% primarily as a result of a decrease in legal and professional expenses and computer equipment lease expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dated: August 14, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 14, 2009

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

August 14, 2009

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

August 14, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009