Form 10-Q
period 2009-09-30
DSI REALTY INCOME FUND VI
filed 2009-11-16
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 738,171	$ 653,434
Property Net	1,520,347	1,527,364
Net Rent Receivables	100,252	101,762
Prepaid Advertising	20,343	81,372
Other Assets	51,220	22,000
TOTAL	$2,430,333	$2,385,932

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	33,232	30,748
Property Management Fee Liability	12,181	12,952
Deferred Income	41,651	50,063
Accrued Expenses	40,697	32,983
Other Liabilities	29,414	19,300
Total Liabilities	$367,113	$ 355,984
PARTNERS' EQUITY:
General Partners	(70,555)	(70,887)
Limited Partners	2,133,775	2,100,836
Total Partners' Equity	$2,063,220	$ 2,029,949

TOTAL	$2,430,333	$ 2,385,932
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 567,797	$ 636,108
Ancillary operating revenue	59,267	58,312
Interest and other income	158	503
TOTAL	$ 627,222	$ 694,923
EXPENSES:
Depreciation	4,229	12,327
Operating	248,215	230,711
General and administrative	81,721	65,415
Interest	-	304
General partners' incentive management fee	33,232	34,395
Property management fee	38,479	42,363
TOTAL	$ 405,876	$ 385,515
NET INCOME:	$ 221,346	$ 309,408

AGGREGATE INCOME ALLOCATED TO:
General partners	2,213	3,094
Limited partners	219,133	306,314
TOTAL	$ 221,346	$ 309,408

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.23	$12.90
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$1,747,153	$1,846,608
Ancillary operating revenue	170,924	171,577
Interest and other income	469	25,828
TOTAL	$1,918,546	$2,044,013
EXPENSES:
Depreciation	7,017	35,238
Operating	810,513	688,103
General and administrative	230,682	228,454
Interest	-	2,508
General partners' incentive management fee	73,858	83,916
Property management fee	114,128	120,637
TOTAL	$1,236,198	$1,158,856
NET INCOME:	$ 682,348	$ 885,157

AGGREGATE INCOME ALLOCATED TO:
General partners	6,823	8,852
Limited partners	675,525	876,305
TOTAL	$ 682,348	$ 885,157

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$28.44	$36.89
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)

	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (70,887)	$ 2,100,836	$ 2,029,949

Net Income Allocation	6,823	675,525	682,348
Distributions	(6,491)	(642,586)	(649,077)

BALANCE AT SEPTEMBER 30, 2009	$ (70,555)	$2,133,775	$2,063,220

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 682,348	$ 885,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,017	35,238
Changes in assets and liabilities:
Other assets	33,320	(21,935)
Incentive management fee payable to General Partners	2,484	6,810
Property management fees payable	(771)	646
Customer deposits and other liabilities	9,416	36,353
Net cash provided by operating activities	733,814	942,269

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(649,077)	$(648,980)
Payments on capital lease obligations	-	(28,609)
Net cash used in financing activities	(649,077)	(677,589)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$84,737	$264,680

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	653,434	670,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 738,171	$ 935,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	$ 2,508

NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 209,938	$ 209,938
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF September 30, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an iterim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP 107-1 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after
June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  There-
fore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends
Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2009 were as follows:

	September 30, 2009	December 31, 2008
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,515,006	7,515,006
Rental trucks under capital leases	161,181	161,181
Total	9,188,187	9,188,187
Less accumulated depreciation	(7,667,840)	(7,660,823)
Property – net	$ 1,520,347	$ 1,527,364

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $38,479 and $42,363, for the three month periods ended September 30, 2009 and 2008, respectively. Amounts payable to Dahn at September 30, 2009 and December 31, 2008 were $12,181 and $12,952, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended September 30, 2009 and 2008, revenues decreased 9.7% to $627,222 from $694,923 and total expenses increased 5.3% to $405,876 from $385,515, resulting in a decrease in net income of 28.5% to $221,346 from $309,408. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 77.5% for the three-month period ended September 30, 2009, compared to 82.2% for the same period in 2008. Operating expenses increased $17,504 or 7.6% primarily due to increases in advertising and truck lease expenses. General and administrative expenses increased $16,306 or 24.9% primarily as a result of an increase in legal and professional and office supply expenses.

For the nine-month periods ended September 30, 2009 and 2008, revenues decreased 6.1% to $1,918,546 from $2,044,013 and total expenses increased 6.7% to $1,236,198 from $1,158,856, resulting in a decrease in net income of 22.9% to $682,348 from $885,157. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 76.3% for the nine-month period ended September 30, 2009, compared to 80.9% for the same period in 2008. Operating expenses increased $122,410 or 17.8% primarily due to increases in advertising, repairs and maintenance, salaries and wages and real estate tax expenses. General and administrative expenses increased $2,228 or 1.0% primarily as a result of an increase in legal and professional and office supply expenses partially offset by a decrease in computer and equipment lease expenses.

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

Dated: November 16, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 16, 2009

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

November 16, 2009

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

November 16, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009