Form 10-K
period 2009-12-31
DSI REALTY INCOME FUND VI
filed 2010-03-31
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Arvada, CO	3.75	Dec-82	64,921	8.87	78.2	65,080	9.10	81.0
Colorado Springs, CO	3.50	Oct-83	61,550	6.76	83.0	60,684	6.86	79.3
Federal Heights, CO	2.39	Oct-83	40,584	8.36	76.5	40,476	9.10	78.5
Santa Rosa II & III, CA	3.38	8/81 & 9/83	71,771	7.41	62.7	71,723	8.99	76.6
Vallejo, CA	3.10	Nov-81	55,781	11.52	81.0	55,832	12.25	87.2

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2009.

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

Approximate Number of Security Holders

As of December 31, 2009, there were approximately 790 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $9.58 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009 and $12.70 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2008. It is the Partnership expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

Total revenues decreased from $2,705,520 in 2008 to $2,506,507 in 2009, while total expenses decreased from $1,553,424 to $1,520,706, resulting in a decrease in net income from $1,152,096 to $985,801. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 76.3% for the year 2009 as compared to 80.5% for 2008. The $23,611 (2.5%) increase in operating expenses was due primarily to increases in truck lease expenses, and salaries and wages expenses, partially offset by a decrease in advertising, and repairs and maintenance expense. General and administrative expenses decreased approximately $5,387 (1.8%) primarily as a result of lower office supplies expenses. The General Partners’ incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $247,506 (19.9%) in 2009 compared to 2008 primarily due to the decrease in net income from continuing operations.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no material investing activities in either 2008 or 2009. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2009 and 2008 and payments on capital lease obligations. Special distributions of 0.5% and 3.0%, of capital contributed by Limited Partners were declared and paid on December 15, 2009 and 2008, respectively.

Current economic conditions continue to negatively impact the self storage industry and our investment portfolio. The ongoing recession, increased government intervention and higher taxes have all had a detrimental affect on the performance of all properties. Also, high unemployment rates are affecting people’s discretionary income and their ability to afford storage.

With the continuing crisis in the housing and lending markets, very few new facilities are being built. We anticipate that when the financial markets stabilize and the economy begins to grow again, occupancies and income should rebound quickly.

The General Partners plan to continue to improve and maintain Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS,
AND OFF-BALANCE SHEET ARRANGEMENTS

Long-Term Liabilities and Contractual Obligations.

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2009 was as follows:

	2009 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	630,832	660,492	627,222	587,961
Net income	224,257	236,745	221,346	303,453
Net income per limited partnership unit
	$9.35	$9.86	$9.23	$12.65
Weighted average number of limited partnership units outstanding

	23,753	23,753	23,753	23,753

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Balance Sheets as of December 31, 2009 and 2008 F-2

Statements of Income for the Years Ended December 31, 2009 and 2008 F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2009 and 2008 F-4

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 F-5

Notes to Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009 F-9

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2009. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2009, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 75, has been President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 80, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 86, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Diversified Investors Agency

Robert J. Conway and Joseph W. Conway (descriptions above) are the sole general partners of Diversified Investors Agency.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2009 or 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2009 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class
Limited Partnership Interest	Robert J. Conway	1,155 - Direct	4.9
Limited Partnership Interest	Joseph W. Conway	317 - Direct	1.3

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2009, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership has no employees and depends on the General Partners and their affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2009, an aggregate of $9,858 was allocated to the General Partners, and during 2008 an aggregate of $11,521 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2009 or 2008, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2009 the Partnership paid the General Partners an incentive management fee of $99,710 and during 2008 the Partnership paid the General Partners an incentive management fee of $114,664.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2009 and 2008 the Partnership paid Dahn management fees of $149,151 and $160,789, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $11,763 and $12,952, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2009 were $39,700 and for 2008 were $49,400.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2009 and 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

JOSEPH W. CONWAY,
(Executive Vice President and Director)

ITEM 15(1)

2009 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Financial Statements for its fiscal year ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2009 and 2008 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2009. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation
Santa Ana, California

March 31, 2009
DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2009	2008
ASSETS
Cash and cash equivalents	$ 676,360	$ 653,434
Property, Net	1,563,322	1,527,364
Uncollected rental revenue	123,442	101,762
Prepaid advertising	45,358	81,372
Other assets	19,600	22,000
TOTAL	$ 2,428,082	$ 2,385,932

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners (Note 4)	$ 209,938	$ 209,938
Incentive management fee liability	25,852	30,748
Property management fee liability	11,763	12,952
Deferred income	41,353	50,063
Accrued expenses	22,081	32,983
Other liabilities	20,343	19,300
Total liabilities	331,330	355,984

PARTNERS' EQUITY (DEFICIT) (Note 4):
General partners	(70,219)	(70,887)
Limited partners	2,166,971	2,100,836
Total partners' equity	2,096,752	2,029,949

TOTAL	$2,428,082	$2,385,932

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2009	2008
REVENUES:
Self-storage rental income	$2,289,103	$2,454,471
Ancillary operating revenue	216,817	250,410
Interest and other income	587	639
Total Revenues	$2,506,507	$2,705,520
EXPENSES:
Depreciation	18,028	43,316
Operating	966,610	942,999
General and administrative	287,207	292,594
Interest	-	(938)
General partners' incentive management fee (Note 4)	99,710	114,664
Property management fee (Note 6)	149,151	160,789
Total Expenses	1,520,706	1,553,424
NET INCOME	$985,801	$1,152,096
AGGREGATE NET INCOME ALLOCATED TO (Note 4):
General partners	9,858	11,521
Limited partners	975,943	1,140,575
TOTAL	$985,801	$1,152,096

Weighted average limited partnership Units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 41.09	$ 48.02

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

	General	Limited
	Partners	Partners	Total
BALANCE DECEMBER 31, 2007	$(70,220)	$2,166,882	$2,096,662
Net income allocation	11,521	1,140,575	1,152,096
Distributions	(12,188)	(1,206,621)	(1,218,809)
BALANCE DECEMBER 31, 2008	$(70,887)	$2,100,836	$2,029,949
Net income allocation	9,858	975,943	985,801
Distributions	(9,190)	(909,808)	(918,998)
BALANCE DECEMBER 31, 2009	$(70,219)	$2,166,971	$2,096,752

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$985,801	$1,152,096
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	18,028	43,316
Changes in assets and liabilities:
Other assets	16,734	18,454
Incentive management fee payable to general partners	(4,896)	30,748
Property management fees payable	(1,189)	(312)
Customer deposits and other liabilities	(18,567)	(543)
Net cash provided by operating activities	995,911	1,243,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(53,987)	-
Net cash used in investing activities	(53,987)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(918,998)	(1,218,809)
Payments on capital lease obligations	-	(42,429)
Net cash used in financing activities	(918,998)	(1,261,238)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,926	(17,479)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	653,434	670,913
CASH AND CASH EQUIVALENTS, AT END OF YEAR	676,360	653,434
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ (938)

NON CASH INVESTING AND FINANCING ACTIVITIES:
Distribution due partners
included in partners' equity	$ 209,938	$ 209,938

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2009 and 2008 is $(6,770) and $23,040, respectively.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $144,563 and $156,265 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2009 or 2008.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of ASC 825-10 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation is as follows as of December 31:

	2009	2008
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,568,990	7,515,006
Rental trucks under capital leases	161,181	161,181
Total	9,242,171	9,188,187
Less accumulated depreciation	(7,678,849)	(7,660,823)
Property – net	$ 1,563,322	$ 1,527,364

Depreciation expense of $0 and $37,337 was recorded on the rental trucks under capital leases in 2009 and 2008, respectively.

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

5. BUSINESS SEGMENT INFORMATION

The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of ASC 280-10 (formerly SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information") The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $149,151 and $160,789 for the years ended December 31, 2009 and 2008, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $11,763 and $12,952, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC (“KMD”). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease agreements expired as of December 31, 2008.

ITE   ITEM 15(2)

DSI  DSI REALTY INCOME FUND VI
(A C   A California Real Estate Limited Partnership)

SC   SCHEDULE III
RE   REAL ESTATE AND ACCUMULATED DEPRECIATION
As     As of December 31, 2009

				Costs Capitalized Subsequent to Acquisition Improvements	Gross Amount at Which Carried December 31, 2009
	Initial Cost to Partnership
									Date of Con-struction
	Encum-brances		Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation		Date Acq’d
Description		Land			Land		Total				Life
MINI-U-STORAGE
Vallejo, CA	None	$258,000	$1,320,789	$39,210	$258,000	$1,359,999	$1,617,999	$1,359,492	11/81	06/81	20 Yrs
Santa Rosa, CA II	None	190,000	865,608	28,231	190,000	893,839	1,083,839	893,230	08/81	08/81	20 Yrs
Arvada, CO	None	305,000	1,759,608	305,000	305,000	1,845,538	2,150,538	1,830,408	12/83	06/82	20 Yrs
Santa Rosa, CA III	None	157,000	715,122	23,323	157,000	738,445	895,445	737,942	10/83	12/82	20 Yrs
Federal Heights, CO	None	260,000	1,013,972	52,861	260,000	1,066,833	1,326,833	1,047,946	10/83	03/83	20 Yrs
Colorado Springs, CO	None	342,000	1,518,487	145,849	342,000	1,664,336	2,006,336	1,648,650	03/84	04/83	20 Yrs
		$1,512,000	$7,193,586	375,404	$1,512,000	$7,568,990	$9,081,823	$7,517,668

EXHIBIT 13

2009 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2009, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2009 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2009 and 2008 were as follows:

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Arvada, CO	3.75	Dec-82	64,921	8.87	78.2	65,080	9.10	81.0
Colorado Springs, CO	3.50	Oct-83	61,550	6.76	83.0	60,684	6.86	79.3
Federal Heights, CO	2.39	Oct-83	40,584	8.36	76.5	40,476	9.10	78.5
Santa Rosa II & III, CA	3.38	8/81 & 9/83	71,771	7.41	62.7	71,723	8.99	76.6
Vallejo, CA	3.10	Nov-81	55,781	11.52	81.0	55,832	12.25	87.2

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2010

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

Date: March 31 2010

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010