Form 10-Q
period 2010-03-31
DSI REALTY INCOME FUND VI
filed 2010-05-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 656,234	$ 676,360
Property Net	1,559,266	1,563,322
Net Rent Receivables	100,857	123,442
Prepaid Advertising	22,712	45,358
Other Assets	83,728	19,600
TOTAL	$ 2,422,797	$ 2,428,082

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	10,014	25,852
Property Management Fee Liability	10,096	11,763
Deferred Income	49,295	41,353
Accrued Expenses	29,702	22,081
Other Liabilities	38,829	20,343
Total Liabilities	$ 347,874	$ 331,330
PARTNERS' EQUITY:
General Partners	(70,437)	(70,219)
Limited Partners	2,145,360	2,166,971
Total Partners' Equity	$ 2,074,923	$ 2,096,752

TOTAL	$ 2,422,797	$ 2,428,082
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
REVENUES:
Self-storage rental income	$ 545,065	$ 574,482
Ancillary operating revenue	50,408	56,195
Interest and other income	85	154
TOTAL	$ 595,558	$ 630,832
EXPENSES:
Depreciation	4,056	1,394
Operating	253,001	249,119
General and administrative	95,196	89,878
General partners' incentive management fee	20,014	26.226
Property management fee	35,182	39,959
TOTAL	$ 407,449	$ 406,575
NET INCOME:	$ 188,109	$ 224,257

AGGREGATE INCOME ALLOCATED TO:
General partners	1,881	2,243
Limited partners	186,228	222,014
TOTAL	$ 188,109	$ 224,257

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 7.84	$ 9.35
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (70,219)	$ 2,166,971	$ 2,096,752

Net Income Allocation	1,881	186,228	188,109
Distributions	(2,099)	(207,839)	(209,938)

BALANCE AT MARCH 31, 2010	$ (70,437)	$ 2,145,360	$ 2,074,923

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Three months ended	Three months ended
(UNAUDITED)	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 188,109	$ 224,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,056	1,394
Changes in assets and liabilities:
Other assets	(18,897)	34,050
Incentive management fee payable to General Partners	(15,838)	(4,522)
Property management fees payable	(1,667)	(257)
Customer deposits and other liabilities	34,049	10,909
Net cash provided by operating activities	189,812	265,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	-
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(209,938)	(209,938)
Net cash used in financing activities	(209,938)	(209,938)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (20,126)	$ 55,893

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	676,360	653,434
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 656,234	$ 709,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 209,938	$ 209,938
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of ASC 825-10 did not have a material impact on the Partnership's interim unaudited financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's interim unaudited financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's interim unaudited financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended March31, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its interim unaudited financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2010 were as follows:

	March 31, 2010	December 31, 2009
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,568,990	7,568,990
Rental trucks under capital leases	161,181	161,181
Total	9,242,171	9,242,171
Less accumulated depreciation	(7,682,905)	(7,678,849)
Property – net	$ 1,559,266	$ 1,563,322

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,182 and $39,959, for the three month periods ended March 31, 2010 and 2009, respectively. Amounts payable to Dahn at March 31, 2010 and December 31, 2009 were $10,096 and $11,763 respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended March 31, 2010 and 2009, revenues decreased 5.6% to $595,558 from $630,832 and total expenses increased 0.2% to $407,449 from $406,575, resulting in a decrease in net income of 16.1% to $188,109 from $224,257. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.7% for the three-month period ended March 31, 2010, compared to 74.1% for the same period in 2009. Operating expenses increased $3,882 or 1.6% primarily due to increases in advertising and repair and maintenance expenses. General and administrative expenses increased $5,318 or 5.9% primarily as a result of an increase in legal and professional and postage expenses.

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

Dated: May 14, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 14, 2010

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

May 14, 2010

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

May 14, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2010