Form 10-Q
period 2010-06-30
DSI REALTY INCOME FUND VI
filed 2010-08-16
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 521,353	$ 676,360
Property Net	1,569,110	1,563,322
Net Rent Receivables	128,092	123,442
Prepaid Advertising	17,034	45,358
Other Assets	113,744	19,600
TOTAL	$ 2,349,333	$ 2,428,082

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	(3,903)	25,852
Property Management Fee Liability	12,108	11,763
Deferred Income	44,231	41,353
Accrued Expenses	22,423	22,081
Other Liabilities	6,221	20,343
Total Liabilities	$ 291,018	$ 331,330
PARTNERS' EQUITY:
General Partners	(70,604)	(70,219)
Limited Partners	2,128,919	2,166,971
Total Partners' Equity	$ 2,058,315	$ 2,096,752

TOTAL	$ 2,349,333	$ 2,428,082
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 571,220	$ 604,873
Ancillary operating revenue	48,808	55,462
Interest and other income	78	157
TOTAL	$ 620,106	$ 660,492
EXPENSES:
Depreciation	4,103	1,394
Operating	293,665	313,180
General and administrative	60,565	59,083
General partners' incentive management fee	14,090	14,400
Property management fee	35,049	35,690
TOTAL	$ 407,472	$ 423,747
NET INCOME:	$ 212,634	$ 236,745

AGGREGATE INCOME ALLOCATED TO:
General partners	2,126	2,367
Limited partners	210,508	234,378
TOTAL	$ 212,634	$ 236,745

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 8.86	$ 9.86
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 1,116,285	$ 1,179,356
Ancillary operating revenue	99,216	111,657
Interest and other income	163	311
TOTAL	$ 1,215,664	$ 1,291,324
EXPENSES:
Depreciation	8,159	2,788
Operating	546,666	562,298
General and administrative	155,761	148,961
General partners' incentive management fee	34,104	40,626
Property management fee	70,231	75,649
TOTAL	$ 814,921	$ 830,322
NET INCOME:	$ 400,743	$ 461,002

AGGREGATE INCOME ALLOCATED TO:
General partners	4,007	4,610
Limited partners	396,736	456,392
TOTAL	$ 400,743	$ 461,002

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 16.70	$ 19.21
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (70,219)	$ 2,166,971	$ 2,096,752

Net Income Allocation	4,007	396,736	400,743
Distributions	(4,392)	(434,788)	(439,180)

BALANCE AT JUNE 30, 2010	$(70,604)	$ 2,128,919	$ 2,058,315

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Six months ended	Six months ended
(UNAUDITED)	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 400,743	$ 461,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,159	2,788
Changes in assets and liabilities:
Other assets	(70,128)	(48,862)
Incentive management fee payable to General Partners	(29,755)	(16,348)
Property management fees payable	345	(1,326)
Customer deposits and other liabilities	(11,244)	(2,583)
Net cash provided by operating activities	298,120	394,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$(13,947)	0
Net cash used in investing activities	(13,947)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(439,180)	(439,139)
Net cash used in financing activities	(439,180)	(439,139)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(155,007)	$(44,468)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	676,360	653,434
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 521,353	$ 608,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 209,938	$ 209,938
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2010

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

As a result of the Partnership's implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2010 were as follows:

	June 30, 2010	December 31, 2009
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,582,937	7,568,990
Rental trucks under capital leases	161,181	161,181
Total	9,256,118	9,242,171
Less accumulated depreciation	(7,687,008)	(7,678,849)
Property – net	$ 1,569,110	$ 1,563,322

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $70,231 and $75,649, for the six month periods ended June 30, 2010 and 2009, respectively. Amounts payable to Dahn at June 30, 2010 and December 31, 2009 were $12,108 and $11,763 respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended June 30, 2010 and 2009, revenues decreased 6.1% to $620,106 from $660,492 and total expenses decreased 3.8% to $407,472 from $423,747 resulting in a decrease in net income of 10.2% to $212,634 from $236,745. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.1% for the three-month period ended June 30, 2010, compared to 75.7% for the same period in 2009. Operating expenses decreased $19,515 or 6.2% primarily due to decreases in repair and maintenance expenses partially offset by increases in fire and liability insurance and truck maintenance expenses. General and administrative expenses increased $1,482 or 2.5% primarily as a result of an increase in bank account maintenance fees and administration expenses partially offset by decreases in legal and professional expenses.

For the six-month periods ended June 30, 2010 and 2009, revenues decreased 5.9% to $1,215,664 from $1,291,324 and total expenses decreased 1.9% to $814,921 from $830,322, resulting in a decrease in net income of 13.1% to $400,743 from $461,002. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.9% for the six-month period ended June 30, 2010, compared to 75.7% for the same period in 2009. Operating expenses decreased $15,632 or 2.8% primarily due to decreases in repairs and maintenance expenses partially offset by increases in call center services, fire and liability insurance and trash service expenses. General and administrative expenses increased $6,800 or 4.6% primarily as a result of a increase in bank account maintenance fees, postage and administration expenses partially offset by decreases in other taxes and licenses.

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

Dated: August 16, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 16, 2010

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

August 16, 2010

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

August 16, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010