Form 10-Q
period 2010-09-30
DSI REALTY INCOME FUND VI
filed 2010-11-15
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 606,719	$ 676,360
Property Net	1,570,004	1,563,322
Net Rent Receivables	149,376	123,442
Prepaid Advertising	13,074	45,358
Other Assets	54,246	19,600
TOTAL	$ 2,393,419	$ 2,428,082

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	11,683	25,852
Property Management Fee Liability	11,949	11,763
Deferred Income	37,235	41,353
Accrued Expenses	22,563	22,081
Other Liabilities	14,530	20,343
Total Liabilities	$ 307,898	$ 331,330
PARTNERS' EQUITY:
General Partners	(70,331)	(70,219)
Limited Partners	2,155,852	2,166,971
Total Partners' Equity	$ 2,085,521	$ 2,096,752

TOTAL	$ 2,393,419	$ 2,428,082
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 570,381	$ 567,797
Ancillary operating revenue	52,292	59,267
Interest and other income	66	158
TOTAL	$ 622,739	$ 627,222
EXPENSES:
Depreciation	4,304	4,229
Operating	264,047	248,215
General and administrative	49,375	81,721
General partners' incentive management fee	28,586	33,232
Property management fee	39,283	38,479
TOTAL	$ 385,595	$ 405,876
NET INCOME:	$ 237,144	$ 221,346

AGGREGATE INCOME ALLOCATED TO:
General partners	2,371	2,213
Limited partners	234,773	219,133
TOTAL	$ 237,144	$ 221,346

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.88	$ 9.23
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 1,686,666	$ 1,747,153
Ancillary operating revenue	151,508	170,924
Interest and other income	229	469
TOTAL	$ 1,838,403	$ 1,918,546
EXPENSES:
Depreciation	12,463	7,017
Operating	810,713	810,513
General and administrative	205,136	230,682
General partners' incentive management fee	62,690	73,858
Property management fee	109,514	114,128
TOTAL	$ 1,200,516	$ 1,236,198
NET INCOME:	$ 637,887	$ 682,348

AGGREGATE INCOME ALLOCATED TO:
General partners	6,379	6,823
Limited partners	631,508	675,525
TOTAL	$ 637,887	$ 682,348

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 26.59	$ 28.44
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (70,219)	$ 2,166,971	$ 2,096,752

Net Income Allocation	6,379	631,508	637,887
Distributions	(6,491)	(642,627)	(649,118)

BALANCE AT SEPTEMBER 30, 2010	$ (70,331)	$2,155,852	$ 2,085,521

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Nine months ended	Nine months ended
(UNAUDITED)	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 637,887	$ 682,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,463	7,017
Changes in assets and liabilities:
Other assets	(28,296)	33,320
Incentive management fee payable to General Partners	(14,169)	2,484
Property management fees payable	186	(771)
Customer deposits and other liabilities	(9,449)	9,416
Net cash provided by operating activities	598,622	733,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ (19,145)	0
Net cash used in investing activities	(19,145)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(649,118)	(649,077)
Net cash used in financing activities	$ (649,118)	$ (649,077)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	$(69,641)	$ 84,737

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	676,360	653,434
CASH AND EQUIVALENTS AT END OF PERIOD	$ 606,719	$ 738,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 209,938	$ 209,938
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2010

1. GENERAL

DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency, see also Note 6) and limited partners owning 23,753 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership owns mini-storage facilities located in Vallejo, California; Arvada, Federal Heights and Colorado Springs, Colorado; and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner.

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2009.

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

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases are amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2010 were as follows:

	September 30, 2010	December 31, 2009
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,588,135	7,568,990
Rental trucks under capital leases	161,181	161,181
Total	9,261,316	9,242,171
Less accumulated depreciation	(7,691,312)	(7,678,849)
Property – net	$ 1,570,004	$ 1,563,322

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $109,514 and $114,128, for the nine month periods ended September 30, 2010 and 2009, respectively. Amounts payable to Dahn at September 30, 2010 and December 31, 2009 were $11,949 and $11,763, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading.

Upon formation of the Partnership, the General Partners were DSI Properties, Inc., a California corporation, and Diversified Investors Agency, a California partnership. Diversified Investors Agency was made up of four individuals including Robert J. Conway and Joseph W. Conway. Currently, Messrs. Robert J. Conway and Joseph W. Conway are the only two partners of Diversified Investors Agency. For tax planning purposes and pursuant to the advise of their tax counsel, Robert J. Conway and Joseph W. Conway have formed limited liability corporations (RJC Capital Management, LLC and JWC Capital Management, LLC, respectively) and are transferring their Diversified Investors Agency partnership interests to their respective LLC's.

On November 1, 2010 a proxy vote of the limited partners was completed, whereby greater than 50% approved the amendment to paragraph 6 of the Limited Partnership Agreement to replace Diversified Investors Agency, a California partnership with RJC Capital Management, LLC and JWC Capital Management, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended September 30, 2010 and 2009, revenues decreased 0.7% to $622,739 from $627,222 and total expenses decreased 5.0% to $385,595 from $405,876 resulting in an increase in net income of 7.1% to $237,144 from $221,346. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 76.5% for the three-month period ended September 30, 2010, compared to 77.5% for the same period in 2009. Operating expenses increased $15,832 or 6.4% primarily due to increases in advertising, repair and maintenance expenses partially offset by decreases in salary and wages expenses. General and administrative expenses decreased $32,346 or 39.6% primarily as a result of a decrease in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2010 and 2009, revenues decreased 4.2% to $1,838,403 from $1,918,546 and total expenses decreased 2.9% to $1,200,516 from $1,236,198, resulting in a decrease in net income of 6.5% to $637,887 from $682,348. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.4% for the nine-month period ended September 30, 2010, compared to 76.3% for the same period in 2009. Operating expenses remained constant primarily as a result of an increase in advertising and fire and liability insurance expenses partially offset by decreases in repair and maintenance and salary and wages expenses. General and administrative expenses decreased $25,546 or 11.1% primarily as a result of a decrease in office supplies expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Dated: November 15, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 15, 2010

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

November 15, 2010

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

November 15, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010