Form 10-Q
period 2011-03-31
DSI REALTY INCOME FUND VI
filed 2011-05-16
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2011	December 31, 2010 (Audited)
ASSETS:
Cash & Equivalents	$ 595,893	$ 654,699
Property Net	1,570,757	1,573,503
Net Rent Receivables	143,571	152,386
Prepaid Advertising	16,377	18,468
Other Assets	84,325	24,577
TOTAL	$ 2,410,923	$ 2,423,633

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	0	0
Property Management Fee Liability	13,182	11,620
Deferred Income	41,613	32,776
Accrued Expenses	26,602	31,388
Other Liabilities	4,006	19,424
Total Liabilities	$ 295,341	$ 305,146
PARTNERS' EQUITY:
General Partners	(70,031)	(70,002)
Limited Partners	2,185,613	2,188,489
Total Partners' Equity	$ 2,115,582	$ 2,118,487

TOTAL	$ 2,410,923	$ 2,423,633
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
REVENUES:
Self-storage rental income	$ 578,470	$ 545,065
Ancillary operating revenue	50,251	50,408
Interest and other income	58	85
TOTAL	$ 628,779	$ 595,558
EXPENSES:
Depreciation	2,746	4,056
Operating	261,737	253,001
General and administrative	104,947	95,196
General partners' incentive management fee	13,685	20,014
Property management fee	38,631	35,182
TOTAL	$421,746	$ 407,449
NET INCOME:	$ 207,033	$ 188,109

AGGREGATE INCOME ALLOCATED TO:
General partners	2,070	1,881
Limited partners	204,963	186,228
TOTAL	$ 207,033	$ 188,109

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 8.63	$ 7.84
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2010 (Audited)	$ (70,002)	$ 2,188,489	$ 2,118,487

Net Income Allocation	2,070	204,963	207,033
Distributions	(2,099)	(207,839)	(209,938)

BALANCE AT MARCH 31, 2011	$ (70,031)	$ 2,185,613	$ 2,115,582

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Three months ended	Three months ended
(UNAUDITED)	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 207,033	$ 188,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,746	4,056
Changes in assets and liabilities:
Other assets	(48,842)	(18,897)
Incentive management fee payable to General Partners	0	(15,838)
Property management fees payable	1,562	(1,667)
Customer deposits and other liabilities	(11,367)	34,049
Net cash provided by operating activities	151,132	189,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(209,938)	(209,938)
Net cash used in financing activities	(209,938)	(209,938)

NET DECREASE IN CASH AND EQUIVALENTS	$(58,806)	$(20,126)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	654,699	676,360
CASH AND EQUIVALENTS AT END OF PERIOD	$ 595,893	$ 656,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due to partners included in partners' equity	$ 209,938	$ 209,938
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases are amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2011 were as follows:

	March 31, 2011	December 31, 2010
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,595,710	7,595,710
Rental trucks under capital leases	161,181	161,181
Total	9,268,891	9,268,891
Less accumulated depreciation	(7,698,134)	(7,695,388)
Property – net	$ 1,570,757	$ 1,573,503

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $38,631 and $35,182, for the three month periods ended March 31, 2011 and 2010, respectively. Amounts payable to Dahn at March 31, 2011 and December 31, 2010 were $13,182 and $11,620, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended March 31, 2011 and 2010, revenues increased 5.6% to $628,779 from $595,558 and total expenses increased 3.5% to $421,746 from $407,449, resulting in a increase in net income of 10.1% to $207,033 from $188,109. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.8% for the three-month period ended March 31, 2011, compared to 74.7% for the same period in 2010. Operating expenses increased $8,736 or 3.5% primarily due to an increase in advertising and repair and maintenance expenses, partially offset by a decrease in call center services, merchandise for resale, salary and wages, workers compensation insurance, employee promotion expense and trash service expenses. General and administrative expenses increased $9,751 or 10.2% primarily as a result of an increase in office supplies expenses.

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

By: /s/ ROBERT J. CONWAY

Dated: May 16, 2011

ROBERT J. CONWAY, President
(Chief Executive Office)

By: /s/ JOSEPH W. CONWAY

Dated: May 16, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: May 16, 2011

RICHARD P. CONWAY, Senior Vice President
(Chief Financial Officer)

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

May 16, 2011

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

May 16, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011