Form 10-Q
period 2011-06-30
DSI REALTY INCOME FUND VI
filed 2011-08-22
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited) (USD $)
	June 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$ 551,599	$ 654,699
Property Net	1,583,275	1,573,503
Net Rent Receivables	119,613	152,386
Prepaid Advertising	11,760	18,468
Other Assets	118,258	24,577
TOTAL	$ 2,384,505	$ 2,423,633
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 209,938	$ 209,938
Incentive Management Fee Liability	4,488	0
Property Management Fee Liability	11,662	11,620
Deferred Income	32,744	32,776
Accrued Expenses	30,014	31,388
Other Liabilities	2,259	19,424
Total Liabilities	291,105	305,146
PARTNERS' EQUITY:
General Partners	(70,253)	(70,002)
Limited Partners	2,163,653	2,188,489
Total Partners' Equity	2,093,400	2,118,487
TOTAL	$ 2,384,505	$ 2,423,633

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited) (USD $)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Self-storage rental income	$ 536,746	$ 571,220	$ 1,115,216	$ 1,116,285
Ancillary operating revenue	51,024	48,808	101,275	99,216
Interest and other income	59	78	117	163
TOTAL	587,829	620,106	1,216,608	1,215,664
EXPENSES:
Depreciation	6,407	4,103	9,153	8,159
Operating	256,857	293,665	518,594	546,666
General and administrative	63,161	60,565	168,108	155,761
General partners' incentive management fee	18,781	14,090	32,466	34,104
Property management fee	34,736	35,049	73,367	70,231
Total	379,942	407,472	801,688	814,921
NET INCOME	$ 207,887	$ 212,634	$ 414,920	$ 400,743

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,079	$ 2,126	$ 4,149	$ 4,007
Limited partners	205,808	210,508	410,771	396,736
TOTAL	$ 207,887	$ 212,634	$ 414,920	$ 400,743

Weighted average limited partnership units outstanding	23,753	23,753	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.66	$ 8.86	$ 17.29	$ 16.70

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited) (USD $)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010 (Audited)	$ (70,002)	$ 2,188,489	$ 2,118,487
Net Income Allocation	4,149	410,771	414,920
Distributions	(4,400)	(435,607)	(440,007)
BALANCE, June 30, 2011	$ (70,253)	$ 2,163,653	$ 2,093,400

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited) (USD $)	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 414,920	$ 400,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,153	8,159
Changes in assets and liabilities:
Other assets	(54,200)	(70,128)
Incentive management fee payable to General Partners	4,488	(29,755)
Property management fees payable	42	345
Customer deposits and other liabilities	(18,571)	(11,244)
Net cash provided by operating activities	355,832	298,120
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(18,925)	(13,947)
Net cash used in investing activities	(18,925)	(13,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(440,007)	(439,180)
Net cash used in financing activities	(440,007)	(439,180)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(103,100)	(155,007)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	654,699	676,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 551,599	$ 521,353
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 0	$ 0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 209,938	$ 209,938

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

1. GENERAL

Registrant, DSI Realty Income Fund VI (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated March 27, 1981. The General Partners are DSI Properties, Inc., a California corporation, and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLC's are those of Robert J. Conway and Joseph W. Conway, the General Partners of Diversified Investor's Agency “DIA”, a general partnership, and one of the initial General Partner’s of Registrant. The two LLCs replaced DIA as a General Partner as of 2010.

DSI Properties, Inc. is an affiliate of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, the Partnership sold twenty-three thousand seven hundred fifty-three (23,753) units of limited partnership interests, aggregating Eleven Million Eight Hundred Seventy-Six Thousand Five Hundred Dollars ($11,876,500). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions), without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

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

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. The Partnership considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,614,635	7,595,710
Rental trucks under capital leases	161,181	161,181
Total	9,287,816	9,268,891
Less accumulated depreciation	(7,704,541)	(7,695,388)
Property - net	$ 1,583,275	$ 1,573,503

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $73,367 and $70,231, for the six month periods ended June 30, 2011 and 2010, respectively. Amounts payable to Dahn at June 30, 2011 and December 31, 2010 were $11,662 and $11,620, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended June 30, 2011 and 2010, revenues decreased 5.2% to $587,829 from $620,106 and total expenses decreased 6.8% to $379,942 from $407,472 resulting in a decrease in net income of 2.2% to $207,887 from $212,634. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.1% for the three-month period ended June 30, 2011, compared to 75.1% for the same period in 2010. Operating expenses decreased $36,808 or 12.5% primarily due to decreases in merchandise for resale, repair and maintenance, salary and wages and truck maintenance expenses partially offset by increases in promotional advertising expenses. General and administrative expenses increased $2,596 or 4.3% primarily as a result of an increase in legal and professional expenses partially offset by decreases in office supplies and bank account maintenance fee expenses.

For the six-month periods ended June 30, 2011 and 2010, revenues increased 0.1% to $1,216,608 from $1,215,664 and total expenses decreased 1.6% to $801,688 from $814,921, resulting in a increase in net income of 3.5% to $414,920 from $400,743. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.5% for the six-month period ended June 30, 2011, compared to 74.9% for the same period in 2010. Operating expenses decreased $28,072 or 5.1% primarily due to decreases in electric utilities, call center services, merchandise for resale, repair and maintenance, salary and wages, workers compensation insurance, employee promotional expense and truck maintenance expenses partially offset by increases promotional advertising expenses. General and administrative expenses increased $12,347 or 7.9% primarily as a result of an increase in legal and professional, office supplies, petty cash and administration expenses partially offset by decreases in bank account maintenance fees and postage expenses.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets (Unaudited); (ii) Statements of Income (Unaudited); (iii) Statements of Stockholders’ Equity (Unaudited); (iv) Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 22, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: August 22, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: August 22, 2011

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
August 22, 2011

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
August 22, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 22, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 22, 2011