Form 10-Q
period 2011-09-30
DSI REALTY INCOME FUND VI
filed 2011-11-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	September 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$661,228	$654,699
Property Net	1,575,967	1,573,503
Net Rent Receivables	115,312	152,386
Prepaid Advertising	7,143	18,468
Other Assets	63,647	24,577
TOTAL	$2,423,297	$2,423,633
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$209,938	$209,938
Incentive Management Fee Liability	22,499	—
Property Management Fee Liability	12,501	11,620
Deferred Income	29,620	32,776
Accrued Expenses	25,008	31,388
Other Liabilities	2,120	19,424
Total Liabilities	301,686	305,146
PARTNERS' EQUITY:
General Partners	(69,970)	(70,002)
Limited Partners	2,191,581	2,188,489
Total Partners' Equity	2,121,611	2,118,487
TOTAL	$2,423,297	$2,423,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
Self-storage rental income	$571,180	$570,381	$1,686,396	$1,686,666
Ancillary operating revenue	54,273	52,292	155,548	151,508
Interest and other income	57	66	174	229
TOTAL	625,510	622,739	1,842,118	1,838,403
EXPENSES:
Depreciation	7,308	4,304	16,461	12,463
Operating	251,871	264,047	770,465	810,713
General and administrative	62,105	49,375	230,213	205,136
General partners' incentive management fee	30,084	28,586	62,550	62,690
Property management fee	35,993	39,283	109,360	109,514
Total	387,361	385,595	1,189,049	1,200,516
NET INCOME	$238,149	$237,144	$653,069	$637,887

AGGREGATE INCOME ALLOCATED TO:
General partners
Limited partners	$2,381	$2,371	$6,531	$6,379
TOTAL	235,768	234,773	646,538	631,508
	$238,149	$237,144	$653,069	$637,887
Weighted average limited partnership units outstanding	23,753	23,753	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.93	$ 9.88	$ 27.22	$ 26.59

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010 (Audited)	$(70,002)	$2,188,489	$2,118,487
Net Income Allocation	6,531	646,538	653,069
Distributions	(6,499)	(643,446)	(649,945)
BALANCE, September 30, 2011	$(69,970)	$2,191,581	$2,121,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$653,069	$637,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,461	12,463
Changes in assets and liabilities:
Other assets	9,329	(28,296)
Incentive management fee payable to General Partners	22,499	(14,169)
Property management fees payable	881	186
Customer deposits and other liabilities	(26,840)	(9,449)
Net cash provided by operating activities	675,399	598,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(18,925)	(19,145)
Net cash used in investing activities	(18,925)	(19,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(649,945)	(649,118)
Net cash used in financing activities	(649,945)	(649,118)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,529	(69,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	654,699	676,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$661,228	$606,719
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$209,938	$209,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,614,635	7,595,710
Rental trucks under capital leases	161,181	161,181
Total	9,287,816	9,268,891
Less accumulated depreciation	(7,711,849)	(7,695,388)
Property - net	$ 1,575,967	$ 1,573,503

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $109,360 and $109,514, for the nine month periods ended September 30, 2011 and 2010, respectively. Amounts payable to Dahn at September 30, 2011 and December 31, 2010 were $12,501 and $11,620, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2011 were $10,716.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended September 30, 2011 and 2010, revenues increased 0.4% to $625,510 from $622,739 and total expenses increased 0.5% to $387,361 from $385,595 resulting in a increase in net income of 0.4% to $238,149 from $237,144. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.8% for the three-month period ended September 30, 2011, compared to 76.5% for the same period in 2010. Operating expenses decreased $12,176 or 4.6% primarily due to decreases in promotional advertising expenses partially offset by increases in repair and maintenance, salary and wages and truck maintenance expenses. General and administrative expenses increased $12,730 or 25.8% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2011 and 2010, revenues increased 0.2% to $1,842,118 from $1,838,403 and total expenses decreased 1.0% to $1,189,049 from $1,200,516, resulting in an increase in net income of 2.4% to $653,069 from $637,887. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.9% for the nine-month period ended September 30, 2011, compared to 75.4% for the same period in 2010. Operating expenses decreased $40,248 or 5.0% primarily due to decreases in yellow page advertising, promotional advertising, merchandise for resale, salary and wages, workers compensation insurance. General and administrative expenses increased $25,077 or 12.2% primarily as a result of an increase in legal and professional and office supplies.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets (Unaudited); (ii) Statements of Income (Unaudited); (iii) Statements of Stockholders’ Equity (Unaudited); (iv) Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2011

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)

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
November 14, 2011

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

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011