Form 10-K
period 2011-12-31
DSI REALTY INCOME FUND VI
filed 2012-04-16
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2011			2010
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Arvada, CO *	3.75	Dec-82	65,108	9.46	76.9	65,103	9.29	80.0
Colorado Springs, CO	3.50	Oct-83	61,860	6.71	70.1	61,860	7.19	80.2
Federal Heights, CO	2.39	Oct-83	40,554	9.59	81.9	40,524	9.39	82.7
Santa Rosa II & III, CA	3.38	8/81 & 9/83	71,433	6.82	53.1	71,771	6.57	57.6
Vallejo, CA	3.10	Nov-81	55,662	10.16	68.14	55,730	10.23	73.5

* In November 2011, the Partnership received a notice of intent for acquisition of the Partnership’s property in Arvada, CO. If, in fact, the property is sold, the proceeds of the sale would be distributed to limited partners. Neither the timing, nor the certainty of a sale or subsequent distribution can be determined at this early stage.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

Approximate Number of Security Holders

As of December 31, 2011, there were approximately 785 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $9.27 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011 and $8.95 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2010. It is the Partnership expectation that distributions will continue to be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

Critical Accounting Policies

Revenue recognition - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

Total revenues increased from $2,471,978 in 2010 to $2,473,155 in 2011, while total expenses decreased from $1,591,187 to $1,586,636, resulting in an increase in net income from $880,791 to $886,519. Rental revenues remained stable throughout the year while occupancy decreased slightly. Occupancy levels for the Partnership’s mini-storage facilities averaged 70.0% for the year 2011 as compared to 74.8% for 2010. The $40,704 (3.8%) decrease in operating expenses was due primarily to decreases in advertising, workers compensation insurance and merchandise for resale, partially offset by an increase in repair and maintenance. General and administrative expenses increased approximately $32,764 (12.4%) primarily as a result of higher legal and professional fees, office supplies expenses and administration expense; partially offset by a decrease in bank account maintenance fees and postage. The General Partners’ incentive management fee which is based on cash available for distribution, increased as a result of the higher net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $63,034 (7.3%) in 2011 compared to 2010 primarily due to the increase in net income from continuing operations.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2010 or 2011. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2011 and 2010. Special distributions of 0.25%, of capital contributed by Limited Partners was declared and paid on December 15, 2011. No special distributions were declared in 2010.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2011 was as follows:

	2011 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	628,779	587,829	625,510	631,037
Net income	207,033	207,887	238,149	233,450
Net income per limited partnership unit
	$ 8.69	$ 8.73	$ 10.00	$ 9.81
Weighted average number of limited partnership units outstanding

	23,753	23,753	23,753	23,753

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
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                         F-1

Balance Sheets as of December 31, 2011 and 2010                                                                                F-2

Statements of Income for the Years Ended December 31, 2011 and 2010                                                   F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2011 and 2010   F-4

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010                                             F-5

Notes to Financial Statements                                                                                                                 F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011                                   F-9

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2011, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

DSI Properties, Inc.

Robert J. Conway, 77, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 89, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 44, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

RJC Capital Management, LLC and JWC Capital Management, LLC.

The two LLCs (descriptions above) are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant.

On September 12, 2011, Joseph W. Conway, one of the original founders of DSI Properties, Inc. passed away after more than 40 years of service to the company. His legacy and contributions cannot be overestimated, however, his imprint will continue to serve the companies which he helped to create. He will be fondly remembered and sorely missed by all of us at the DSI family of companies.

Joseph’s son, Thomas J. Conway, is currently the executor of his estate, and the controlling member of JWC Capital Management, LLC.

As the Partnership itself has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2011 or 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2011 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	1,142 – Direct	4.81
Limited Partnership Interest	Richard P. Conway	208 - Direct	Less than 1%
Limited Partnership Interest	Joseph W. Stok	189 - Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2011, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2011, an aggregate of $8,865 was allocated to the General Partners, and during 2010 an aggregate of $8,808 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2011 or 2009, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2011 the Partnership paid the General Partners an incentive management fee of $88,685 and during 2010 the Partnership paid the General Partners an incentive management fee of $87,738.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2011 and 2010 the Partnership paid Dahn management fees of $146,072 and $147,263, respectively. Amounts payable to Dahn at December 31, 2011 and 2010, were $12,720 and $11,620, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2011 were $40,000 and for 2010 were $39,700.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2011 and 2010.

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
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: April 16, 2012

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: April 16, 2012

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY

Dated: April 16, 2012

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: April 16, 2012

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

ITEM 15(1)

2011 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Financial Statements for its fiscal year ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2011 and 2010 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2011. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation
Irvine, California

April 16, 2012

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2011	2010
ASSETS
Cash and cash equivalents	$ 667,743	$ 654,699
Property, net	1,577,562	1,573,503
Uncollected rental revenue	159,345	152,386
Prepaid advertising	14,711	18,468
Other assets	19,500	24,577
TOTAL ASSETS	$ 2,438,861	$ 2,423,633

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 209,938	$ 209,938
Incentive management fee liability	16,134	0
Property management fee liability	12,720	11,620
Deferred income	33,703	32,776
Accrued expenses	24,724	31,388
Other liabilities	26,510	19,424
Total liabilities	323,729	305,146

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(70,036)	(70,002)
Limited partners	2,185,168	2,188,489
Total partners' equity	2,115,132	2,118,487

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,438,861	$ 2,423,633

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2011	2010
REVENUES
Self-storage rental income	$ 2,260,901	$ 2,269,417
Ancillary operating revenue	212,029	202,273
Interest and other income	225	288
Total Revenues	$ 2,473,155	$ 2,471,978

EXPENSES
Depreciation	20,172	16,539
Operating	1,034,514	1,075,218
General and administrative	297,193	264,429
General partners' incentive management fee (Note 4)	88,685	87,738
Property management fee (Note 6)	146,072	147,263
Total Expenses	1,586,636	1,591,187
NET INCOME	$ 886,519	$ 880,791

AGGREGATE NET INCOME ALLOCATED TO (Note 4)
General partners	$ 8,865	$ 8,808
Limited partners	877,654	871,983
TOTAL	$ 886,519	$ 880,791

Weighted average limited partnership Units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 37.23	$ 36.71

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2009	$(70,219)	$2,166,971	$2,096,752
Net income allocation	8,808	871,983	880,791
Distributions	(8,591)	(850,465)	(859,056)
BALANCE DECEMBER 31, 2010	$(70,002)	$2,188,489	$2,118,487
Net income allocation	8,865	877,654	886,519
Distributions	(8,899)	(880,975)	(889,874)
BALANCE DECEMBER 31, 2011	$(70,036)	$2,185,168	$2,115,132

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 886,519	$ 880,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,172	16,539
Changes in assets and liabilities:
Other assets	1,875	(7,031)
Incentive management fee payable to general partners	16,134	(25,852)
Property management fees payable	1,100	(143)
Customer deposits and other liabilities	1,349	(189)
Net cash provided by operating activities	927,149	864,115

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	(24,231)	(26,720)
Net cash used in investing activities	(24,231)	(26,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(889,874)	(859,056)
Net cash used in financing activities	(889,874)	(859,056)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13,044	$(21,661)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	654,699	676,360
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$667,743	$654,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 209,938	$ 209,938

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. GENERAL

DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., RJC Capital Management, LLC and JWC Capital Management, LLC) and limited partners owning 23,753 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2011 and 2010 were $39,836 and $38,097, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2010 is $16,613. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2010 were $186,922 and $240,866 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2011 or 2010.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2011, the Partnership had $274,400 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for fiscal years beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

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

3. PROPERTY

The total cost of property and accumulated depreciation is as follows as of December 31:

	2011	2010
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,619,941	7,595,710
Rental trucks	161,181	161,181
Total	9,293,122	9,268,891
Less accumulated depreciation	(7,715,560)	(7,695,388)
Property – net	$1,577,562	$1,573,503

In November 2011, the Partnership received a notice of intent for acquisition of the Partnership’s property in Arvada, CO. If, in fact, the property is sold, the proceeds of the sale would be distributed to limited partners. Neither the timing, nor the certainty of a sale or subsequent distribution of proceeds can be determined at this early stage.

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $146,072 and $147,263 for the years ended December 31, 2011 and 2010, respectively. Amounts payable to Dahn at December 31, 2011 and 2010, were $12,720 and $11,620, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2011 were $21,432.

7. SUBSEQUENT EVENTS

Events subsequent to December 31, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011

				Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried December 31, 2011

	Initial Cost to Partnership								Date of Construction
	Acqu. Date		Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation
Description		Land			Land		Total
MINI-U-STORAGE
Vallejo, CA	06/81	$258,000	$1,320,789	$ 58,135	$258,000	$ 1,378,924	$1,636,924	$ 1,363,068	11/81
Santa Rosa, CA II	08/81	190,000	865,608	28,231	190,000	893,839	1,083,839	893,230	08/81
Arvada, CO	06/82	305,000	1,759,608	90,613	305,000	1,850,221	2,155,221	1,840,793	12/83
Santa Rosa, CA III	12/82	157,000	715,122	23,323	157,000	738,445	895,445	737,942	10/83
Federal Heights, CO	03/83	260,000	1,013,972	60,569	260,000	1,074,541	1,334,541	1,058,165	10/83
Colorado Springs, CO	04/83	342,000	1,518,487	165,484	342,000	1,683,971	2,025,971	1,661,181	03/84
		$1,512,000	$7,193,586	$ 426,355	$1,512,000	$ 7,619,941	$9,131,941	$ 7,554,379

Notes:
1. Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

2. There are no encumbrances.

EXHIBIT 13

2011 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2011 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2011 and 2010 were as follows:

			2011			2010
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Arvada, CO	3.75	Dec-82	65,108	9.46	76.9	65,103	9.29	80.0
Colorado Springs, CO	3.50	Oct-83	61,860	6.71	70.1	61,860	7.19	80.2
Federal Heights, CO	2.39	Oct-83	40,554	9.59	81.9	40,524	9.39	82.7
Santa Rosa II & III, CA	3.38	8/81 & 9/83	71,433	6.82	53.1	71,771	6.57	57.6
Vallejo, CA	3.10	Nov-81	55,662	10.16	68.14	55,730	10.23	73.5

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: April 16, 2012

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

Date: April 16, 2012

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (Chief Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 16, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 16, 2012