Form 10-Q
period 2012-06-30
DSI REALTY INCOME FUND VI
filed 2012-08-20
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & Equivalents	$510,990	$667,743
Property Net	1,566,510	1,577,562
Net Rent Receivables	171,239	159,345
Prepaid Advertising	8,022	14,711
Other Assets	117,393	19,500
TOTAL	$2,374,154	$2,438,861
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$209,938	$209,938
Incentive Management Fee Liability	13,179	16,134
Property Management Fee Liability	12,298	12,720
Deferred Income	37,020	33,703
Accrued Expenses	16,696	24,724
Other Liabilities	16,465	26,510
Total Liabilities	305,596	323,729
PARTNERS' EQUITY:
General Partners	(70,502)	(70,036)
Limited Partners	2,139,060	2,185,168
Total Partners' Equity	2,068,558	2,115,132
TOTAL	$2,374,154	$2,438,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$576,761	$536,746
Ancillary operating revenue	53,438	51,024
Interest and other income	0	59
TOTAL	630,199	587,829
EXPENSES:
Depreciation	3,670	6,407
Operating	286,402	256,857
General and administrative	80,099	63,161
General partners' incentive management fee	13,180	18,781
Property management fee	36,279	34,736
Total	419,630	379,942
NET INCOME	$210,569	$207,887

AGGREGATE INCOME ALLOCATED TO:
General partners	$2,106	$2,079
Limited partners	208,463	205,808
TOTAL	$210,569	$207,887

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$8.78	$8.66

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$1,120,075	$1,115,216
Ancillary operating revenue	106,731	101,275
Interest and other income	44	117
TOTAL	1,226,850	1,216,608
EXPENSES:
Depreciation	11,052	9,153
Operating	563,489	518,594
General and administrative	155,985	168,108
General partners' incentive management fee	29,228	32,466
Property management fee	73,494	73,367
Total	833,248	801,688
NET INCOME	$393,602	$414,920

AGGREGATE INCOME ALLOCATED TO:
General partners	$3,936	$4,149
Limited partners	389,666	410,771
TOTAL	$393,602	$414,920

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$16.40	$17.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(70,036)	$2,185,168	$2,115,132
Net Income Allocation	3,936	389,666	393,602
Distributions	(4,402)	(435,774)	(440,176)
BALANCE, June 30, 2012	$(70,502)	$2,139,060	$2,068,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$393,602	$414,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,052	9,153
Changes in assets and liabilities:
Other assets	(103,098)	(54,200)
Incentive management fee payable to General Partners	(2,955)	4,488
Property management fees payable	(422)	42
Customer deposits and other liabilities	(14,756)	(18,571)
Net cash provided by operating activities	283,423	355,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	(18,925)
Net cash used in investing activities	0	(18,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(440,176)	(440,007)
Net cash used in financing activities	(440,176)	(440,007)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,753)	(103,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	667,743	654,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$510,990	$551,599
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$209,938	$209,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Land	$ 1,512,000	$ 1,512,000
Buildings and improvements	7,619,941	7,619,941
Rental trucks under capital leases	161,181	161,181
Total	9,293,122	9,293,122
Less accumulated depreciation	(7,726,612)	(7,715,560)
Property - net	$1,566,510	$1,577,562

In November 2011, the Partnership received a notice of intent for acquisition of the Partnership’s property in Arvada, CO. If, in fact, the property is sold, the proceeds of the sale would be distributed to limited partners. Neither the timing, nor the certainty of a sale or subsequent distribution can be determined at this stage.

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $36,279 and $34,736, for the six month periods ended June 30, 2012 and 2011, respectively. Amounts payable to Dahn at June 31, 2012 and December 31, 2011 were $12,298 and $12,720, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2012 were $21,432.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended June 30, 2012 and 2011, revenues increased 7.2% to $630,199 from $587,829 and total expenses increased 10.4% to $419,630 from $379,942 resulting in an increase in net income of 1.3% to $210,569 from $207,887. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.8% for the three-month period ended June 30, 2012, compared to 69.1% for the same period in 2011. Operating expenses increased $29,545 or 11.5% primarily due to increases in repair and maintenance and salaries and wages; partially offset by a decrease in promotional advertising expense. General and administrative expenses increased $16,938 or 26.8% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2012 and 2011, revenues increased 0.8% to $1,226,850 from $1,216,608 and total expenses increased 3.9% to $833,248 from $801,688 resulting in a decrease in net income of 5.1% to $393,602 from $414,920. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.4% for the six-month period ended June 30, 2012, compared to 69.5% for the same period in 2011. Operating expenses increased $44,895 or 8.7% primarily due to increases in repairs and maintenance, salaries and wages. General and administrative expenses decreased $12,123 or 7.2% primarily as a result of a decrease in legal and professional expenses, office supplies and credit card fees.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets (Unaudited); (ii) Statements of Income (Unaudited); (iii) Statements of Stockholders’ Equity (Unaudited); (iv) Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2012

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
August 20, 2012

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
August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 20, 2012