Form 10-Q
period 2012-09-30
DSI REALTY INCOME FUND VI
filed 2012-11-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash & Equivalents	$3,989,438	$667,743
Property Net	1,252,022	1,577,562
Net Rent Receivables	169,951	159,345
Prepaid Advertising	-	14,711
Other Assets	27,807	19,500
TOTAL ASSETS	$5,439,218	$2,438,861
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$3,538,957	$209,938
Incentive Management Fee Liability	26,165	16,134
Property Management Fee Liability	8,238	12,720
Deferred Income	21,895	33,703
Accrued Expenses	21,320	24,724
Other Liabilities	20,216	26,510
Total Liabilities	3,636,791	323,729
PARTNERS' EQUITY:
General Partners	(72,817)	(70,036)
Limited Partners	1,909,848	2,185,168
Total Partners' Equity	1,802,427	2,115,132
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$5,439,218	$2,438,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES:
Self-storage rental income	$420,679	$430,766	$1,243,101	$1,258,478
Ancillary operating revenue	42,671	41,712	123,418	122,208
Interest and other income	-	57	42	175
TOTAL	463,350	472,535	1,366,561	1,380,861
EXPENSES:
Depreciation	2,794	5,504	11,114	11,956
Operating	202,724	194,022	631,516	588,119
General and administrative	60,375	57,035	201,585	210,113
General partners' incentive management fee	19,576	30,084	48,804	62,550
Property management fee	26,717	26,143	81,369	81,066
Total	312,186	312,788	974,388	953,804
INCOME FROM CONTINUING OPERATIONS	$151,164	$159,747	$392,173	$427,057

Income (loss) from discontinued operations	(45,147)	78,402	107,447	226,013
Net gain on sale of discontinued operations	3,166,809	-	3,166,809	-
NET INCOME	$3,272,826	$238,149	$3,666,429	$653,069

AGGREGATE INCOME ALLOCATED TO:
General partners	$32,728	$2,381	$36,664	$6,531
Limited partners	3,240,098	235,768	3,629,765	646,538
TOTAL	$3,272,826	$238,149	$3,666,429	$653,069

Weighted average limited partnership units outstanding	23,753	23,753	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$136.41	$9.93	$152.81	$27.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

NET INCOME	$3,272,826	$238,149	$3,666,429	$653,069
Other comprehensive income
Change in unrealized gain on available-for-sale assets	-	-	-	-
Other comprehensive income	-	-	-	-
COMPREHENSIVE INCOME	$3,272,826	$238,149	$3,666,429	$653,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(70,036)	$2,185,168	$2,115,132
Net Income Allocation	36,664	3,629,765	3,666,429
Distributions	(39,791)	(3,939,343)	(3,979,134)
BALANCE, September 30, 2012	$(73,163)	$1,875,590	$1,802,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$3,666,429	$653,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,114	16,461
Gain on sale of discontinued operations	(3,166,809)	-
Changes in assets and liabilities:
Other assets	(4,201)	9,329
Incentive management fee payable to General Partners	10,031	22,499
Property management fees payable	(4,483)	881
Customer deposits and other liabilities	(18,775)	26,840
Net cash provided by operating activities	493,306	675,399
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	(18,925)
Proceeds from sale of discontinued operations	3,478,504	-
Net cash provided by (used in) investing activities	$3,478,504	(18,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(650,115)	(649,945)
Net cash used in financing activities	(650,115)	(649,945)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,321,696	6,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	667,743	654,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,989,438	$661,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$3,538,957	$209,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s financial statements.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Land	$ 1,207,000	$ 1,512,000
Buildings and improvements	5,769,720	7,619,941
Rental trucks under capital leases	161,181	161,181
Total	7,137,901	9,293,122
Less accumulated depreciation	(5,885,879)	(7,715,560)
Property - net	$1,252,022	$1,577,562

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $81,369 and $81,066, for the nine month periods ended September 30, 2012 and 2011, respectively. Amounts payable to Dahn at September 30, 2012 and December 31, 2011 were $8,238 and $12,720, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2012 were $32,148.

6. DISCONTINUED OPERATIONS

In accordance with ASC 205-20 (formerly, SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets), the net income of a mini-storage facility located in Arvada, Colorado is reflected in the statement of income as discontinued operations for all periods presented.

In November 2011, a notice of intent for acquisition was received from the Colorado Regional Transportation District, whereby it proposed to acquire the Partnerships' mini-storage facility in Arvada, Colorado. In August 2012 an offer was accepted for a gross sales price of $4,110,000. Escrow closed in August 2012.

The following table summarizes the revenue and expense components that comprise discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUE	$95,840	$152,975	$419,479	$461,259
EXPENSES	140,987	74,573	312,032	235,246
NET OPERATING INCOME FROM DISCONTINUED OPERATIONS	$45,147	$78,402	$107,447	$226,013

7. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended September 30, 2012 and 2011, revenues from continuing operations decreased 1.9% to $463,350 from $472,535 and total expenses from continuing operations decreased 0.2% to $312,186 from $312,788 essentially remaining flat. Net income from continuing operations decreased 5.4% to $151,164 from $159,747 as a result of decreased revenue. Occupancy levels for the Partnership's mini-storage facilities averaged 70.7% for the three-month period ended September 30, 2012, compared to 70.8% for the same period in 2011. Operating expenses increased $8,702 or 4.5% primarily due to increases in salaries and wages and employee promotions, offset by a decrease in repair and maintenance expenses. General and administrative expenses increased $3,340 or 5.9% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2012 and 2011, revenues from continuing operations decreased 1.0% to $1,366,561 from $1,380,861 and total expenses from continuing operations increased 2.2% to $974,388 from $953,804 primarily due increases in operating expenses. Net income from continuing operations decreased 8.2% to $392,173 from $427,057 as a result of flat revenue and increased expense. Occupancy levels for the Partnership's mini-storage facilities averaged 69.0% for the nine-month period ended September 30, 2012, compared to 69.9% for the same period in 2011. Operating expenses increased $43,397 or 7.4% primarily due to increases in salaries and wages and employee promotions. General and administrative expenses decreased $8,528 or 4.1% primarily as a result of a decrease in legal and professional, office supplies and credit card fee expenses; partially offset by administration expense.

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

ITEM 3. Default upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

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
Dated: November 14, 2012
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2012
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

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

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
General Partner (chief financial officer)
November14, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November14, 2012