Form 10-Q/A
period 2012-09-30
DSI REALTY INCOME FUND VI
filed 2012-11-21
CIK 318835

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash & Equivalents	$3,989,438	$667,743
Property Net	1,252,022	1,577,562
Net Rent Receivables	169,951	159,345
Prepaid Advertising	-	14,711
Other Assets	27,807	19,500
TOTAL ASSETS	$5,439,218	$2,438,861
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$3,538,957	$209,938
Incentive Management Fee Liability	26,165	16,134
Property Management Fee Liability	8,238	12,720
Deferred Income	21,895	33,703
Accrued Expenses	21,320	24,724
Other Liabilities	20,216	26,510
Total Liabilities	3,636,791	323,729
PARTNERS' EQUITY:
General Partners	(73,163)	(70,036)
Limited Partners	1,875,590	2,185,168
Total Partners' Equity	1,802,427	2,115,132
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$5,439,218	$2,438,861

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

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$3,666,429	$653,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,114	16,461
Gain on sale of discontinued operations	(3,166,809)	-
Changes in assets and liabilities:
Other assets	(4,201)	9,329
Incentive management fee payable to General Partners	10,031	22,499
Property management fees payable	(4,483)	881
Customer deposits and other liabilities	(18,775)	(26,840)
Net cash provided by operating activities	493,306	675,399
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	(18,925)
Proceeds from sale of discontinued operations	3,478,504	-
Net cash provided by (used in) investing activities	$3,478,504	(18,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(650,115)	(649,945)
Net cash used in financing activities	(650,115)	(649,945)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,321,696	6,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	667,743	654,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,989,438	$661,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$3,538,957	$209,938

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