Form 10-K
period 2012-12-31
DSI REALTY INCOME FUND VI
filed 2013-03-29
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2012

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Colorado Springs, CO	3.50	Oct-83	61,860	6.29	68.6	61,860	6.71	70.1
Federal Heights, CO	2.39	Oct-83	40,571	10.14	84.5	40,554	9.59	81.9
Santa Rosa II & III, CA	3.38	8/81 & 9/83	70,418	6.87	51.2	71,433	6.82	53.1
Vallejo, CA	3.10	Nov-81	54,553	10.14	70.9	55,662	10.16	68.14

The mini-storage facility located in Arvada, CO was sold on August 31, 2012. For further discussion see Note 7 of the financial statements.

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

Approximate Number of Security Holders

As of December 31, 2012, there were approximately 791 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $43.02 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012 and $9.27 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011. The 2012 cash distributions were substantially higher than 2011 as a result of the sale on August 31, 2012 of the mini-storage facility located in Arvada, CO. For further discussion see Note 7 of the financial statements. It is the Partnership expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

Total revenues from continuing operations decreased from $1,856,584 in 2011 to $1,837,591 in 2012, while total expenses from continuing operations increased from $1,265,307 to $1,270,688. Net income increased from $886,519 to $3,807,759 primarily as a result of the sale of the Arvada, CO facility in August 2012. Rental revenues decreased primarily as a result of decreased occupancy rates and the sale of the Arvada, CO facility. Occupancy levels for the Partnership’s mini-storage facilities averaged 68.8% for the year 2012 as compared to 70.0% for 2011. Operating expenses increased $25,385 (3.2%) primarily due to increases in repair and maintenance, employee promotional expenses, and real estate taxes; partially offset by decreases in advertising, salary and wages and truck maintenance expenses. General and administrative expenses decreased $1,694 (0.6%) primarily due to decreases in credit card fees and travel expense; partially offset by increases in administrative and legal and professional expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, decreased slightly as a result of the decrease in net cash provided by operating activities.Net income increased solely due to the sale of the Arvada, CO facility with a net gain on sale of $3,166,809.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $31,850 (5.1%) in 2012 compared to 2011 primarily due to the sale of the Arvada, CO facility.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2012 or 2011 and the partnership's Arvada, CO facility was sold in 2012. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2012 and 2011. A special distribution related to the sale of the Arvada, CO facility was paid on October 1, 2012. A special distribution of 0.25%, of capital contributed by Limited Partners was declared and paid on December 15, 2011.

Current economic conditions have shown improvement but the strength of the recovery continues to vary by property and by region. As the economic recovery continues to stabilize and demonstrate consistency, we are optimistic that positive momentum will continue to build throughout 2013. Lingering high unemployment rates are still affecting people's discretionary income and their ability to afford storage.

Historically low interest rates have made housing more affordable and have driven a strong recovery in this sector of the real estate market. Although this fact may be having a negative impact on storage occupancy rates in the short term, we expect the growing economy to be a positive offset as incomes rebound steadily.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2012 was as follows:

	2012 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues (continuing operations)	445,033	458,178	463,350	471,030
Net income	183,033	210,569	3,272,826	141,331
Net income per limited partnership unit
	$ 7.63	$ 8.78	$ 136.41	$ 5.88
Weighted average number of limited partnership units outstanding

	23,753	23,753	23,753	23,753

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
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                         F-1

Balance Sheets as of December 31, 2012 and 2011                                                                                F-2

Statements of Income for the Years Ended December 31, 2012 and 2011                                                   F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2012 and 2011  F-4

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011                                             F-5

Notes to Financial Statements                                                                                                                 F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012                                   F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was not effective.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

The following significant deficiency (as defined above) was identified, which in combination with other deficiencies may constitute a material weakness (as defined above):

•	We did not properly implement the controls to detect errors in year-end close reconciliations and adjusting journal entries.

To the knowledge of the Partnership’s management, including the Partnership’s PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended December 31, 2012, or statement of financial position as of December 31, 2012. The Partnership’s management is implementing improved year-end close checklists and review procedures to remediate the above noted significant deficiency.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012, except as noted above, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 78, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 90, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 45, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2012 or 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2012 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	1,166 – Direct	4.9
Limited Partnership Interest	Richard P. Conway	208 - Direct	Less than 1%
Limited Partnership Interest	Joseph W. Stok	241 - Direct	1.01

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2012, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2012, an aggregate of $38,078 was allocated to the General Partners, and during 2011 an aggregate of $8,865 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. There was no refinancing of Partnership properties during 2012 or 2011. An incentive fee was paid to the General Partners as a result of the sale of the Arvada, CO property in 2012 in the amount of $568,856.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2012, the General Partners earned an incentive management fee of $72,025 and during 2011 the General Partners earned an incentive management fee of $88,685.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2012 and 2011 the Partnership paid Dahn management fees from continuing operations of $108,319 and $109,128 for the years ended December 31, 2012 and 2011, respectively. Amounts payable to Dahn from continuing operations at December 31, 2012 and 2011, were $7,678 and $9,457, respectively. Management fees payable to Dahn from discontinued operations at December 31, 2011 were $3,264. As of December 31, 2012 there was an overpayment of management fees to Dahn from discontinued operations in the amount of $3,242, which was recorded as a receivable.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2012 were $41,000 and for 2011 were $40,000.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2012 and 2011.

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

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

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

ITEM 15(1)

2012 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Financial Statements for its fiscal year ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2012 and 2011 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2012. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation
Irvine, California

March 29, 2013

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2012	2011
ASSETS
Cash and cash equivalents	$ 616,963	$ 630,424
Property, net	1,249,228	1,263,134
Uncollected rental revenue	144,203	126,860
Prepaid advertising	-	13,167
Other assets	15,842	15,842
Discontinued Operating Assets	8,291	389,776
TOTAL ASSETS	$ 2,034,527	$ 2,439,203

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 149,956	$ 209,938
Incentive management fee liability	23,220	16,134
Property management fee liability	7,678	9,457
Deferred income	22,656	24,919
Accrued expenses	14,727	19,727
Other liabilities	19,944	20,276
Discontinued Operating Liabilities	2,545	23,620
Total liabilities	240,726	324,071

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(73,249)	(70,036)
Limited partners	1,867,051	2,185,168
Total partners' equity	1,793,801	2,115,132

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,034,527	$ 2,439,203

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2012	2011
REVENUES
Self-storage rental income	$ 1,645,945	$ 1,689,463
Ancillary operating revenue	191,602	166,896
Interest and other income	44	225
Total Revenues	$ 1,837,591	$ 1,856,584

EXPENSES
Depreciation	13,908	14,750
Operating	807,596	782,211
General and administrative	268,840	270,534
General partners' incentive management fee (Note 4)	72,025	88,684
Property management fee (Note 6)	108,319	109,128
Total Expenses	1,270,688	1,265,307
INCOME FROM CONTINUING OPERATIONS	566,903	591,277

INCOME FROM DISCONTINUED OPERATIONS	74,047	295,242
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	3,166,809	-
NET INCOME	$ 3,807,759	$ 886,519

AGGREGATE NET INCOME ALLOCATED TO (Note 4)
General partners	$ 38,078	$ 8,865
Limited partners	3,769,681	877.654
TOTAL	$ 3,807,759	$ 886,519

Weighted average limited partnership Units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 158.70	$ 36.95

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2010	$(70,002)	$2,188,489	$2,118,487
Net income allocation	8,865	877,654	886,519
Distributions	(8,899)	(880,975)	(889,874)
BALANCE DECEMBER 31, 2011	$(70,036)	$2,185,168	$2,115,132
Net income allocation	38,078	3,769,681	3,807,759
Distributions	(41,291)	(4,087,798)	(4,129,090)
BALANCE DECEMBER 31, 2012	$(73,249)	$1,867,051	$ 1,793,801

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,807,759	$ 886,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,908	14,750
Gain on sale of discontinued operations	(3,166,809)	-
Discontinued operations income	(74,047)	(295,242)
Changes in assets and liabilities:
Other assets	(4,175)	(7,930)
Incentive management fee payable to general partners	7,086	20,769
Property management fees payable	(1,779)	869
Customer deposits and other liabilities	7,594	1,652
Net cash provided by operating activities	589,537	621,387

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	-	(24,231)
Proceeds from sale of discontinued operations	4,063,260	-
Net cash used in investing activities	4,063,260	(24,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(4,189,071)	(889,874)
Net cash used in financing activities	(4,189,071)	(889,874)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(477,187)	291,002
Net cash used in discontinued operations	(477,187)	(291,002)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,461)	(1,716)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	630,424	632,140
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$ 616,963	$ 630,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 149,956	$ 209,938

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Partnership owns mini-storage facilities located in Vallejo, California; Federal Heights and Colorado Springs, Colorado; and two in Santa Rosa, California. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 6). The mini storage facility located in Arvada, CO was sold on August 31, 2012 (see Note 7).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2012 and 2011 were $36,050 and $39,836, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2012.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense from continuing operations for the years ended December 31, 2012 and 2011 were $134,521 and $148,012, respectively. Advertising expense from discontinued operations for the years ended December 31, 2012 and 2011 were $35,575 and $38,910, respectively.

Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

Reclassifications - Certain prior period amounts in the statements of income have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net income and do not have a material impact on the presentation of the overall financial statements.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2012 or 2011.

Fair Value of Financial Instruments - ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. For all financial instruments, including cash and cash equivalents, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, and customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2012, the Partnership had $256,100 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2012 and 2011, accumulated other comprehensive income was $0.

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

3. PROPERTY

The total cost of property and accumulated depreciation from continuing operations is as follows as of December 31:

	2012	2011
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,719
Rental trucks	126,159	126,159
Total	7,102,880	7,102,878
Less accumulated depreciation	(5,853,652)	(5,839,744)
Property – net	$ 1,249,228	$ 1,263,134

The mini storage facility in Arvada, CO was sold on august 31, 2012 (see Note 7).

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees from continuing operations equal to $108,319 and $109,128 for the years ended December 31, 2012 and 2011, respectively. Amounts payable to Dahn from continuing operations at December 31, 2012 and 2011, were $7,678 and $9,457, respectively. Management fees payable to Dahn from discontinued operations at December 31, 2011 were $3,264. As of December 31, 2012 there was an overpayment of management fees to Dahn from discontinued operations in the amount of $3,242, which was recorded as a receivable.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2012 were $42,864.

7. DISCONTINUED OPERATIONS

In accordance with ASC 205-20 (formerly, SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets), the net income of a mini-storage facility located in Arvada, CO, which was sold on August 31, 2012, is reflected in the statement of income as discontinued operations for all periods presented.

In November 2011, a notice of intent for acquisition was received from the Colorado Regional Transportation District, whereby it proposed to acquire the Partnerships' mini-storage facility in Arvada, Colorado. In August 2012 an offer was accepted for a gross sales price of $4,110,000. In October 2012 proceeds in the amount of $3,355,111 were distributed to limited partners. The net gain on the sales of the facility is $3,166,809. In 2012, fees were paid to the general partners in accordance with the partnership agreement amounting to $62,640. An incentive fee was paid to the General Partners as a result of the sale of the Arvada, CO property in 2012 in the amount of $568,856.

The following table summarizes the revenue and expense components that comprise discontinued operations:

	For the year ended December 31,
	2012	2011

REVENUE	$387,170	$616,570
EXPENSES	313,123	321,328
NET OPERATING INCOME FROM DISCONTINUED OPERATIONS	$74,047	$295,242
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	3,166,809	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	$3,240,856	$295,242

8. SUBSEQUENT EVENTS

Events subsequent to December 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012

				Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried December 31, 2012

	Initial Cost to Partnership								Date of Construction
	Acqu. Date		Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation
Description		Land			Land		Total
MINI-U-STORAGE
Vallejo, CA	06/81	$258,000	$1,320,789	$ 58,135	$258,000	$ 1,378,924	$1,636,924	$ 1,367,568	11/81
Santa Rosa, CA II	08/81	190,000	865,608	28,231	190,000	893,839	1,083,839	893,230	08/81
Santa Rosa, CA III	12/82	157,000	715,122	23,323	157,000	738,445	895,445	737,942	10/83
Federal Heights, CO	03/83	260,000	1,013,972	60,569	260,000	1,074,541	1,334,541	1,062,848	10/83
Colorado Springs, CO	04/83	342,000	1,518,487	165,484	342,000	1,683,971	2,025,971	1,665,906	03/84
		$1,207,000	$5,433,978	$335,742	$1,207,000	$5,769,720	$6,976,720	$5,728,412

Notes:
1. Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

2. There are no encumbrances.

3. The mini storage facility located in Arvada, CO was sold on August 31, 2012 (see Note 7).

EXHIBIT 13

2012 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2012 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2012 and 2011 were as follows:

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Colorado Springs, CO	3.50	Oct-83	61,860	6.29	68.6	61,860	6.71	70.1
Federal Heights, CO	2.39	Oct-83	40,571	10.14	84.5	40,554	9.59	81.9
Santa Rosa II & III, CA	3.38	8/81 & 9/83	70,418	6.87	51.2	71,433	6.82	53.1
Vallejo, CA	3.10	Nov-81	54,553	10.14	70.9	55,662	10.16	68.14

The mini-storage facility located in Arvada, CO was sold on August 31, 2012. For further discussion see Note 7 of the financial statements.

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 29, 2013

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

Date: March 29, 2013

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (Chief Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013