Form 10-Q/A
period 2013-03-31
DSI REALTY INCOME FUND VI
filed 2013-05-20
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

This amendment includes the complete 10-Q as the original filing due to technical issues with the with the 10-Q filing which necessitated filing of the 12b-25 as form NT-10Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	March 31, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash & Equivalents	$ 616,924	$ 616,963
Property Net	1,246,497	1,249,228
Net Rent Receivables	116,194	144,203
Prepaid Advertising	14,459	-
Other Assets	54,950	15,842
Discontinued Operating Asset	9,235	8,291
TOTAL ASSETS	$2,058,259	$2,034,527

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 149,956	$ 149,956
Incentive Management Fee Liability	36,171	23,220
Property Management Fee Liability	9,072	7,678
Deferred Income	30,814	22,656
Accrued Expenses	14,695	14,727
Other Liabilities	24,332	19,944
Discontinued Operating Liabilities	2,376	2,545
Total Liabilities	267,416	240,726

PARTNERS' EQUITY:
General Partners	(73,280)	(73,249)
Limited Partners	1,864,123	1,867,051
Total Partners' Equity	1,790,843	1,793,801
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,058,259	$2,034,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES:
Self-storage rental income	$ 411,091	$ 403,572
Ancillary operating revenue	41,922	41,417
Interest and other income	-	44
Total Revenues	453,013	445,033
EXPENSES:
Depreciation	2,731	5,557
Operating	188,243	205,621
General and administrative	73,834	69,825
General partners' incentive management fee	12,951	16,048
Property management fee	29,367	28,200
Total Expenses	307,126	325,251
INCOME FROM CONTINUING OPERATIONS	$ 145,887	$ 119,782
INCOME FROM DISCONTINUED OPERATIONS	1,111	63,251
NET INCOME	$ 146,998	$ 183,033

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,470	$1,830
Limited partners	145,528	181,203
TOTAL	$ 146,998	$ 183,033

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$6.13	$7.63

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(73,250)	$1,867,051	$1,793,801
Net Income Allocation	1,470	145,528	146,998
Distributions	(1,500)	(148,456)	(149,956)
BALANCE, March 31, 2013	$(73,280)	1,864,123	$1,790,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to the Partnership	$146,998	$183,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,731	5,557
Discontinued operations income	(1,111)	(63,476)
Changes in assets and liabilities
Other assets	(25,559)	(6,500)
Incentive management fee payable to General Partners	12,951	12,981
Property management fees payable	1,394	38
Customer deposits and other liabilities	12,513	(12,185)
Net cash provided by operating activities	149,917	119,449

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(149,956)	(209,938)
Net cash used in financing activities	(149,956)	(209,938)

DISCONTINUED OPERATIONS
Net cash used in operating activities	-	68,410
Net cash used in discontinued operations	-	68,410

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,334)	(22,079)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	667,743	630,424
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$634,409	$608,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$149,956	$209,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU 2013-0 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, in order to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,719	5,769,719
Rental trucks under capital leases	126,159	126,159
Total	7,102,878	7,102,878
Less accumulated depreciation	(5,856,382)	(5,839,744)
Property - net	$ 1,246,496	$1,263,134

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $29,367 and $37,215, for the three month periods ended March 31, 2013 and 2012, respectively. Amounts payable to Dahn at March 31, 2013 and December 31, 2012 were $9,072 and $7,678, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2013 were $10,716.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended March 31, 2013 and 2012, revenues increased 1.8% to $453,013 from $445,033 and total expenses decreased 5.6% to $307,126 from $325,251 resulting in a decrease in net income of 19.7% to $145,887 from $183,033. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 67.9% for the three-month period ended March 31, 2013, compared to 68.8% for the same period in 2012. Operating expenses decreased $17,378 or 8.5% primarily due to decreases in promotional advertising and employee promotional expenses partially offset by an increase salaries expense. General and administrative expenses increased $4,009 or 5.7% primarily as a result of a increase in legal and professional expenses and administrative expense.

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 20, 2012

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
May 20, 2012

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
May 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 20, 2012