Form 10-Q
period 2013-06-30
DSI REALTY INCOME FUND VI
filed 2013-08-15
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash	$ 455,528	$ 616,963
Properties, net	1,243,490	1,249,228
Net rent receivables	119,311	144,203
Prepaid advertising	17,577	0
Other assets	58,923	15,842
Discontinued operating assets	8,175	8,291
TOTAL	$ 1,903,004	$ 2,034,527
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 149,956	$ 149,956
Incentive management fee liability	14,737	23,220
Property management fee liability	8,535	7,678
Deferred income	33,149	22,656
Accrued expenses	19,858	14,727
Other liabilities	7,210	19,944
Discontinued operating liabilities	2,545	2,545
Total liabilities	$ 235,990	$ 240,726
PARTNERS' EQUITY:
General partners	(74,517)	(73,249)
Limited partners	1,741,532	1,867,051
Total partners' equity	1,667,014	1,793,801
TOTAL	$ 1,903,004	$ 2,034,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 449,659	$ 418,848
Ancillary operating revenue	42,310	39,330
Interest and other income	0	0
TOTAL	491,969	458,178
EXPENSES:
Depreciation	3,007	2,763
Operating	204,244	223,172
General and administrative	83,278	71,385
General partners' incentive management fee	14,737	13,180
Property management fee	26,349	26,452
Total	331,615	336,952
Income from continuing operations	160,354	121,226
Income (loss) from discontinuing operations	(1,227)	89,343
NET INCOME	$ 159,127	$ 210,569

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,591	$ 2,106
Limited partners	157,536	208,463
TOTAL	$ 159,127	$ 210,569

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.63	$ 8.78

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 860,750	$ 822,420
Ancillary operating revenue	84,232	80,747
Interest and other income	0	44
TOTAL	944,982	903,211
EXPENSES:
Depreciation	5,738	8,320
Operating	392,487	428,793
General and administrative	157,112	141,210
General partners' incentive management fee	27,688	29,228
Property management fee	55,716	54,652
Total	638,741	662,203

Income from continuing operations	306,241	241,008
Income (loss) from discontinued operations	(116)	152,594
NET INCOME	$ 306,125	$ 393,602

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 3,061	$ 3,936
Limited partners	303,064	389,666
TOTAL	$ 306,125	$ 393,602

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 12.75	$ 16.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(73,249)	$ 1,867,051	$ 1,793,801
Net Income Allocation	3,061	303,064	306,125
Distributions	(4,329)	(428,583)	(432,912)
BALANCE, June 30, 2013	$(74,517)	$ 1,741,532	$ 1,667,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 306,125	$ 393,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,738	8,320
Discontinued operations (income) loss	116	(152,594)
Changes in assets and liabilities:
Other assets	(35,766)	(90,987)
Incentive management fee payable to General Partners	(8,483)	(2,955)
Property management fees payable	857	(480)
Customer deposits and other liabilities	2,890	(10,127)
Net cash provided by operating activities	271,477	144,779
INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
FINANCING ACTIVITIES:
Distributions to partners	(432,912)	(440,176)
Net cash used in financing activities	(432,912)	(440,176)
DISCONTINUED OPERATIONS
Net cash provided by discontinued activities	0	154,371
Net cash provided by discontinued operations	0	154,371
NET INCREASE (DECREASE) IN CASH	(162,435)	(141,026)
CASH AT BEGINNING OF PERIOD	616,963	630,424
CASH AT END OF PERIOD	$455,528	$ 489,398
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 149,956	$209,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

 In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

 In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012 (Audited)
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,721
Rental trucks under capital leases	126,159	126,159
Total	7,102,880	7,102,880
Less accumulated depreciation	(5,859,390)	(5,853,652)
Properties, net	$ 1,243,490	$ 1,249,228

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $55,716 and $54,652, for the six month periods ended June 30, 2013 and 2012, respectively. Amounts payable to Dahn at June 31, 2013 and December 31, 2012 were $8,535 and $7,678, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2013 were $21,432.

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

The following table summarizes the revenue and expense components that comprise discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$1,000	$172,021	$ 1,488	$323,638
Expenses	2,227	82,678	1,372	171,044
Net operating income (loss) from discontinued operations	$(1,227)	$89,343	$(116)	$152,594

7. SUBSEQUENT EVENTS

Events subsequent to June 30, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended June 30, 2013 and 2012, revenues increased 7.4% to $491,969 from $458,178 and total expenses decreased 1.6% to $331,615 from $336,952 resulting in an increase in net income from continuing operations of 32.3% to $160,354 from $121,226. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.9% for the three-month period ended June 30, 2013, compared to 70.8% for the same period in 2012. Operating expenses decreased $18,928 or 8.5% primarily due to decreases in repair and maintenance and promotional advertising expenses; partially offset by increases in salary and wages, worker's compensation insurance, and fire and liability insurance expenses. General and administrative expenses increased $11,893 or 16.7% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2013 and 2012, revenues increased 4.6% to $944,982 from $903,211 and total expenses decreased 3.5% to $638,741 from $662,203 resulting in an increase in net income from continuing operations of 27.1% to $306,241 from $241,008. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.9% for the six-month period ended June 30, 2013, compared to 70.4% for the same period in 2012. Operating expenses decreased $36,306 or 8.5% primarily due to decreases in repairs and maintenance and promotional advertising expenses; partially offset by increases in salaries and wages, worker's compensation insurance, and fire and liability insurance expenses. General and administrative expenses increased $15,902 or 11.3% primarily as a result of an increase in legal and professional, administration and computer equipment lease expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets (Unaudited); (ii) Statements of Income (Unaudited); (iii) Statements of Stockholders’ Equity (Unaudited); (iv) Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2013

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
August 14, 2013

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
August 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2013