Form 10-Q
period 2013-09-30
DSI REALTY INCOME FUND VI
filed 2013-11-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash	$ 556,251	$ 616,963
Property Net	1,240,880	1,249,228
Net Rent Receivables	118,418	144,203
Prepaid Advertising	17,775	-
Other Assets	21,857	15,842
Discontinued Operating Assets	8,138	8,291
TOTAL ASSETS	$ 1,963,319	$ 2,034,527
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 149,956	$ 149,956
Incentive Management Fee Liability	23,032	23,220
Property Management Fee Liability	8,665	7,678
Deferred Income	28,999	22,656
Accrued Expenses	15,729	14,727
Other Liabilities	24,050	19,944
Discontinued Operating Liabilities	2,545	2,545
Total Liabilities	252,976	240,726
PARTNERS' EQUITY:
General Partners	(74,083)	(73,249)
Limited Partners	1,784,426	1,867,051
Total Partners' Equity	1,710,343	1,793,801
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 1,963,319	$ 2,034,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES:
Self-storage rental income	$ 474,941	$ 420,679	$ 1,335,691	$ 1,243,101
Ancillary operating revenue	50,538	42,671	134,770	123,418
Interest and other income	-	-	-	42
TOTAL	525,479	463,350	1,470,461	1,366,561
EXPENSES:
Depreciation	2,610	2,794	8,348	11,114
Operating	203,835	202,724	596,322	631,516
General and administrative	70,892	60,375	228,004	201,585
General partners' incentive management fee	23,032	19,576	50,720	48,804
Property management fee	31,789	26,717	87,505	81,369
Total	332,158	312,186	970,899	974,388
INCOME FROM CONTINUING OPERATIONS	$ 193,321	$ 151,164	$ 499,562	$ 392,173

Income (loss) from discontinued operations	(38)	(45,147)	(154)	107,447
Net gain on sale of discontinued operations	-	3,166,809	-	3,166,809
NET INCOME	$ 193,283	$3,272,826	$ 499,408	$3,666,429

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,933	$ 32,728	$ 4,994	$ 36,664
Limited partners	191,350	3,240,098	494,414	3,629,765
TOTAL	$ 193,283	$3,272,826	$ 499,408	$ 3,666,429

Weighted average limited partnership units outstanding	23,753	23,753	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.06	$136.41	$ 20.81	$152.81

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

NET INCOME	$193,283	$3,272,826	$499,408	$3,666,429
Other comprehensive income
Change in unrealized gain on available-for-sale assets	-	-	-	-
Other comprehensive income	-	-	-	-
COMPREHENSIVE INCOME	$193,283	$3,272,826	$499,408	$3,666,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(73,249)	$1,867,051	$1,793,801
Net Income Allocation	4,994	494,414	499,408
Distributions	(5,828)	(577,039)	(582,867)
BALANCE, September 30, 2013	$(74,083)	$1,784,426	$1,710,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 499,408	$ 3,666,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,348	11,114
Gain on sale of discontinued operations	-	(3,166,809)
Discontinued operations loss	154	-
Changes in assets and liabilities:
Other assets	1,995	(4,201)
Incentive management fee payable to General Partners	(188)	10,031
Property management fees payable	987	(4,483)
Customer deposits and other liabilities	11,451	(18,775)
Net cash provided by operating activities	522,155	493,306
INVESTING ACTIVITIES:
Additions to property	-	-
Proceeds from sale of discontinued operations	-	3,478,504
Net cash provided by investing activities	-	3,478,504
FINANCING ACTIVITIES:
Distributions to partners	(582,867)	(650,115)
Net cash used in financing activities	(582,867)	(650,115)
DISCONTINUED OPERATIONS
Net cash used in discontinued activities	-	-
Net cash used in discontinued operations	-	-
NET INCREASE IN CASH	$(60,712)	$3,321,696
CASH AT BEGINNING OF PERIOD	616,963	667,743
CASH AT END OF PERIOD	$ 556,251	$3,989,438
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 149,956	$ 3,538,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,721
Rental trucks under capital leases	126,159	126,159
Total	7,102,880	7,102,880
Less accumulated depreciation	(5,862,000)	(5,853,652)
Property - net	$1,240,880	$1,249,228

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $87,505 and $81,369, for the nine month periods ended September 30, 2013 and 2012, respectively. Amounts payable to Dahn at September 30, 2013 and December 31, 2012 were $8,665 and $7,678, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2013 were $32,148.

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

The following table summarizes the revenue and expense components that comprise discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUE	$-	$95,840	$1,488	$419,479
EXPENSES	38	140,987	1,642	312,032
NET OPERATING INCOME FROM DISCONTINUED OPERATIONS	$(38)	$(45,147)	$(154)	$107,447

7. SUBSEQUENT EVENTS

In November 2013 the Partnership began the process of obtaining an open market valuation of the self storage properties portfolio (the “Properties”). In this regard, the Partnership has retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, the General Partners will inform the Limited Partners as to the strategic options that may be available so that any recommendation can be presented to the Limited Partners.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended September 30, 2013 and 2012, revenues from continuing operations increased 13.4% to $525,479 from $463,350 and total expenses from continuing operations increased 6.4% to $332,158 from $312,186. Net income from continuing operations decreased 94.1% to $193,283 from $3,272,826 as a result from the sale of our Arvada, CO property. Occupancy levels for the Partnership's mini-storage facilities averaged 79.8% for the three-month period ended September 30, 2013, compared to 70.7% for the same period in 2012. Operating expenses increased $1,111 or 0.5% primarily due to increases in repairs and maintenance expenses; partially offset by a decrease in advertising expenses. General and administrative expenses increased $10,517 or 17.4% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2013 and 2012, revenues from continuing operations increased 7.6% to $1,470,461 from $1,366,561 and total expenses from continuing operations decreased 0.4% to $970,899 from $974,388. Net income from continuing operations decreased 86.4% to $499,408 from $3,666,429 as a result from the sale of our Arvada, CO property. Occupancy levels for the Partnership's mini-storage facilities averaged 73.2% for the nine-month period ended September 30, 2013, compared to 69.0% for the same period in 2012. Operating expenses decreased $35,194 or 5.6% primarily due to decreases in advertising and repair and maintenance; partially offset by increase in salary and wages expenses. General and administrative expenses increased $26,419 or 13.1% primarily as a result of an increase in legal and professional expenses

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

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
Dated: November 14, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2013
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

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

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
General Partner (chief financial officer)
November14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November14, 2013