Form 10-K
period 2013-12-31
DSI REALTY INCOME FUND VI
filed 2014-03-28
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Colorado Springs, CO	3.50	Oct-83	61,860	6.95	77.9	61,860	6.29	68.6
Federal Heights, CO	2.39	Oct-83	40,572	12.24	89.6	40,571	10.14	84.5
Santa Rosa II & III, CA	3.38	8/81 & 9/83	71,771	7.39	61.8	70,418	6.87	51.2
Vallejo, CA	3.10	Nov-81	54,391	9.94	74.0	54,553	10.14	70.9

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

Approximate Number of Security Holders

As of December 31, 2013, there were approximately 792 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.64 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2013 and $43.02 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012. The 2012 cash distributions were substantially higher than 2013 as a result of the sale on August 31, 2012 of the mini-storage facility located in Arvada, CO. For further discussion see Note 7 of the financial statements. It is the Partnership expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

Total revenues from continuing operations increased from $1,837,591 in 2012 to $1,997,731 in 2013, while total expenses from continuing operations increased from $1,270,688 to $1,380,021. Net income decreased from $3,807,759 to $617,500 primarily as a result of the sale of the Arvada, CO facility in August 2012. Rental revenues increased primarily as a result of increased occupancy rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 78.1% for the year 2013 as compared to 72.8% for 2012. Operating expenses increased $82,488 (10.2%) primarily due to increases in repair and maintenance and salary and wages expenses. General and administrative expenses increased $28,588 (10.6%) primarily due to increases in legal and professional expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, increased as a result of the increase in net cash provided by operating activities. Net income decreased solely due to the sale of the Arvada, CO facility with a net gain on sale of $3,166,809.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, repair and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $63,688 (10.8%) to $653,225 in 2013 compared to $589,537 2012 primarily due to an increase in customer deposits and other revenues from prior year.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2013 or 2012 and the partnership's Arvada, CO facility was sold in 2012. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2013 and 2012. A special distribution related to the sale of the Arvada, CO facility was paid on October 1, 2012.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2013 was as follows:

	2013 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues (continuing operations)	453,013	491,969	525,479	527,270
Net income	145,887	160,354	193,283	117,976
Net income per limited partnership unit
	$ 6.08	$ 6.68	$ 8.06	$ 4.92
Weighted average number of limited partnership units outstanding

	23,753	23,753	23,753	23,753

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
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                         F-1

Balance Sheets as of December 31, 2013 and 2012                                                                                F-2

Statements of Income for the Years Ended December 31, 2013 and 2012                                                   F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2013 and 2012  F-4

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012                                             F-5

Notes to Financial Statements                                                                                                                 F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013                                   F-10

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 79, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 91, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 46, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2013 or 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2013 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2013, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2013, an aggregate of $6,175 was allocated to the General Partners, and during 2012 an aggregate of $38,078 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. There was no refinancing of Partnership properties during 2013 or 2012. An incentive fee was paid to the General Partners as a result of the sale of the Arvada, CO property in 2012 in the amount of $568,856.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2013, the General Partners earned an incentive management fee of $63,226 and during 2012 the General Partners earned an incentive management fee of $72,025.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2013 and 2012 the Partnership paid Dahn management fees from continuing operations of $118,142 and $108,319 for the years ended December 31, 2013 and 2012, respectively. Amounts payable to Dahn from continuing operations at December 31, 2013 and 2012, were $8,759 and $7,678, respectively. As of December 31, 2012 there was an overpayment of management fees to Dahn from discontinued operations in the amount of $3,242, which was recorded as a receivable. As of December 31, 2013 there were no management fees payable to Dahn.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Anton & Chia, LLP for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2013 were $42,000 and for 2012 were $41,000.

Other Fees

The Partnership did not pay Anton & Chia, LLP any Non-Audit Related Fees, Tax Fees, or other fees during 2013 and 2012.

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

ITEM 15(1)

2013 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Financial Statements for its fiscal year ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VI:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Limited Partnership (the "Partnership") as of December 31, 2013 and 2012 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2013. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Anton & Chia, LLP
Newport Beach, California

March 27, 2014

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2013	2012
ASSETS
Cash	$ 537,723	$ 616,963
Property, net	1,238,087	1,249,228
Uncollected rental revenue	131,026	144,203
Prepaid advertising	7,516	-
Other assets	15,942	15,842
Discontinued operating assets	9,082	8,291
TOTAL ASSETS	$ 1,939,376	$ 2,034,527

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 149,956	$ 149,956
Incentive management fee liability	35,538	23,220
Property management fee liability	8,759	7,678
Deferred income	32,196	22,656
Accrued expenses	17,638	14,727
Other liabilities	13,267	19,944
Discontinued operating liabilities	3,544	2,545
Total liabilities	260,898	240,726

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(74,402)	(73,249)
Limited partners	1,752,880	1,867,051
Total partners' equity	1,678,478	1,793,801

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 1,939,376	$ 2,034,527

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2013	2012
REVENUES
Self-storage rental income	$ 1,819,298	$ 1,645,945
Ancillary operating revenue	178,433	191,602
Interest and other income	-	44
Total Revenues	$ 1,997,731	$ 1,837,591

EXPENSES
Depreciation	11,141	13,908
Operating	890,084	807,596
General and administrative	297,428	268,840
General partners' incentive management fee (Note 4)	63,226	72,025
Property management fee (Note 6)	118,142	108,319
Total Expenses	1,380,021	1,270,688
INCOME FROM CONTINUING OPERATIONS	617,710	566,903

INCOME ( LOSS) FROM DISCONTINUED OPERATIONS	(210)	74,047
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	-	3,166,809
NET INCOME	$ 617,500	$ 3,807,759

AGGREGATE NET INCOME ALLOCATED TO (Note 4)
General partners	$ 6,175	$ 38,078
Limited partners	611,325	3,769,681
TOTAL	$ 617,500	$ 3,807,759

Weighted average limited partnership Units outstanding	23,753	23,753
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 25.74	$ 158.70

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2011	$(70,036)	$2,185,168	$2,115,132
Net income allocation	38,078	3,769,681	3,807,759
Distributions	(41,291)	(4,087,798)	(4,129,090)
BALANCE DECEMBER 31, 2012	$(73,249)	$1,867,051	$ 1,793,801
Net income allocation	6,175	611,325	617,500
Distributions	(7,328)	(725,495)	(732,823)
BALANCE DECEMBER 31, 2013	$(74,402)	$1,752,880	$1,678,478

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI (A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2013	2012
OPERATING ACTIVITIES
Net income	$ 617,500	$ 3,807,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,141	13,908
Gain on sale of discontinued operations	-	(3,166,809)
Discontinued operations income	210	(74,047)
Changes in assets and liabilities:
Other assets	5,561	(4,175)
Incentive management fee payable to general partners	12,318	7,086
Property management fees payable	1,081	(1,779)
Customer deposits and other liabilities	5,774	7,594
Net cash provided by operating activities	653,585	589,537

INVESTING ACTIVITIES
Additions to property	-	-
Proceeds from sale of discontinued operations	-	4,063,260
Net cash provided by investing activities	-	4,063,260

FINANCING ACTIVITIES
Distributions to partners	(732,823)	(4,189,071)
Net cash used in financing activities	(732,823)	(4,189,071)

DISCONTINUED OPERATIONS
Net cash used in operating activities	(2)	(477,187)
Net cash used in discontinued operations	(2)	(477,187)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,240)	(13,461)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	616,963	630,424
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$537,723	$616,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 149,956	$ 149,956

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 2013 the Partnership had no cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2013 and 2012 were $32,757 and $36,050, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2013.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense from continuing operations for the years ended December 31, 2013 and 2012 were $52,972 and $134,521, respectively. Advertising expense from discontinued operations for the years ended December 31, 2013 and 2012 were $2,360 and $35,575, respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2013 or 2012.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Partnership had $207,440 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2013 and 2012, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

The Partnership has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Partnership’s financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation from continuing operations is as follows as of December 31:

	2013	2012
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,721
Rental trucks	126,159	126,159
Total	7,102,880	7,102,880
Less accumulated depreciation	(5,864,793)	(5,853,652)
Property – net	$ 1,238,087	$ 1,249,228

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees from continuing operations equal to $118,142 and $108,319 for the years ended December 31, 2013 and 2012, respectively. Amounts payable to Dahn from continuing operations at December 31, 2013 and 2012, were $8,759 and $7,678, respectively. As of December 31, 2012 there was an overpayment of management fees to Dahn from discontinued operations in the amount of $3,242, which was recorded as a receivable. As of December 31, 2013 there were no management fees payable to Dahn.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2013 were $42,864.

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

The following table summarizes the revenue and expense components that comprise discontinued operations:

	For the year ended December 31,
	2013	2012

REVENUE	$1,278	$387,170
EXPENSES	1,488	313,123
NET OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(210)	$74,047
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	-	3,166,809
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(210)	$3,240,856

ITEM 15(2)

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

				Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried December 31, 2013

	Initial Cost to Partnership								Date of Construction
	Acqu. Date		Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation
Description		Land			Land		Total
MINI-U-STORAGE
Vallejo, CA	06/81	$258,000	$1,320,789	$ 58,135	$258,000	$ 1,378,924	$1,636,924	$ 1,371,134	11/81
Santa Rosa, CA II	08/81	190,000	865,608	28,231	190,000	893,839	1,083,839	893,230	08/81
Santa Rosa, CA III	12/82	157,000	715,122	23,323	157,000	738,445	895,445	737,942	10/83
Federal Heights, CO	03/83	260,000	1,013,972	60,569	260,000	1,074,541	1,334,541	1,066,559	10/83
Colorado Springs, CO	04/83	342,000	1,518,487	165,484	342,000	1,683,971	2,025,971	1,669,770	03/84
		$1,207,000	$5,433,978	$335,742	$1,207,000	$5,769,720	$6,976,720	$5,738,635

Notes:
1. Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

2. There are no encumbrances.

3. The mini storage facility located in Arvada, CO was sold on August 31, 2012 (see Note 7).

EXHIBIT 13

2013 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VI

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2013 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2013 and 2012 were as follows:

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Colorado Springs, CO	3.50	Oct-83	61,860	6.95	77.9	61,860	6.29	68.6
Federal Heights, CO	2.39	Oct-83	40,572	12.24	89.6	40,571	10.14	84.5
Santa Rosa II & III, CA	3.38	8/81 & 9/83	71,771	7.39	61.8	70,418	6.87	51.2
Vallejo, CA	3.10	Nov-81	54,391	9.94	74.0	54,553	10.14	70.9

The mini-storage facility located in Arvada, CO was sold on August 31, 2012. For further discussion see Note 7 of the financial statements.

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 27, 2014

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

Date: March 27, 2014

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (Chief Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014