Form 10-Q
period 2014-03-31
DSI REALTY INCOME FUND VI
filed 2014-05-15
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of March 31,	As of December 31,
	2014	2013
	(Unaudited)
ASSETS:
Cash	$ 538,647	$ 537,723
Property Net	1,235,354	1,238,087
Net Rent Receivables	148,646	131,026
Prepaid Advertising	10.984	7,516
Other Assets	50.551	15,942
Discontinued Operating Assets	9,082	9,082
TOTAL ASSETS	$ 1,993,264	$ 1,939,376
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 149,956	$ 149,956
Incentive Management Fee Liability	15,086	35,538
Property Management Fee Liability	9,182	8,759
Deferred Income	30,120	32,196
Accrued Expenses	34,243	17,638
Other Liabilities	28,681	13,267
Discontinued Operating Liabilities	3,544	3,544
Total Liabilities	270,812	260,898
PARTNERS' EQUITY:
General Partners	(73,963)	(74,402)
Limited Partners	1,796,415	1,752,880
Total Partners' Equity	1,722,452	1,678,478
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 1,993,264	$ 1,939,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES:
Self-storage rental income	$ 527,726	$ 411,091
Ancillary operating revenue	39,513	41,922
Interest and other income	-	-
TOTAL	567,239	453,013
EXPENSES:
Depreciation	2,733	2,731
Operating	239,739	188,243
General and administrative	82,876	73,834
General partners' incentive management fee	15,086	12,951
Property management fee	32,875	29,367
Total	373,309	307,126
INCOME FROM CONTINUING OPERATIONS	$ 193,930	$ 145,887

INCOME FROM DISCONTINUED OPERATIONS	-	1,111
NET INCOME	$ 193,930	$ 146,998

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,939	$1,470
Limited partners	191,991	145,528
TOTAL	$ 193,930	$ 146,998

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.08	$ 6.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(74,402)	$1,752,880	$1,678,478
Net Income Allocation	1,939	191,991	193,930
Distributions	(1,500)	(148,456)	(149,956)
BALANCE, March 31, 2014	$(73,963)	$1,796,415	$1,722,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 193,930	$ 146,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,733	2,731
Discontinued operations loss	-	1,111
Changes in assets and liabilities:
Other assets	(55,697)	(25,559)
Incentive management fee payable to General Partners	(20,452)	12,951
Property management fees payable	423	1,394
Customer deposits and other liabilities	29,943	12,513
Net cash provided by operating activities	150,880	149,917
INVESTING ACTIVITIES:
Additions to property	-	-
Net cash provided by investing activities	-	-
FINANCING ACTIVITIES:
Distributions to partners	(149,956)	(149,956)
Net cash used in financing activities	(149,956)	(149,956)
DISCONTINUED OPERATIONS
Net cash used in discontinued activities	-	-
Net cash used in discontinued operations	-	-
NET INCREASE IN CASH	$ 924	$-
CASH AT BEGINNING OF PERIOD	537,723	616,963
CASH AT END OF PERIOD	$ 538,647	$ 616,963
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 149,956	$ 149,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended March 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,721
Rental trucks under capital leases	126,159	126,159
Total	7,102,880	7,102,880
Less accumulated depreciation	(5,867,526)	(5,864,793)
Property - net	$1,235,354	$1,238,087

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,875 and $29,367, for the three month periods ended March 31, 2014 and 2013, respectively. Amounts payable to Dahn at March 31, 2014 and December 31, 2013 were $9,182 and $8,759, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2014 were $10,716.

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

The following table summarizes the revenue and expense components that comprise discontinued operations:

	Three months ended March 31,
	2014	2013

REVENUE	$-	$1,488
EXPENSES	$-	(377)
NET OPERATING INCOME FROM DISCONTINUED OPERATIONS	$-	$1,111

7. SUBSEQUENT EVENTS

As part of our ongoing due-diligence process as General Partners, you are being advised that the various DSI Limited Partnerships in which you may be an investor (the “Partnerships”) are in the process of obtaining an open market valuation of their self storage properties portfolio (the “Properties”). In this regard, The Partnerships have retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, your General Partners will inform you as to the strategic options that may be available so that any recommendation can be presented to Limited Partners of the respective Partnerships.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended March 31, 2014 and 2013, revenues increased 25.2% to $567,239 from $453,013 and total expenses increased 21.5% to $373,309 from $307,126 resulting in an increase in net income of 32.9% to $193,930 from $146,998. Rental revenues decreased primarily as a result of decreases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 84.2% for the three-month period ended March 31, 2014, compared to 67.9% for the same period in 2013. Operating expenses increased $51,496 or 27.4% primarily due to increases in advertising and repair and maintenance expenses. General and administrative expenses increased $9,042 or 12.2% primarily as a result of a increase in legal and professional expenses.

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
Dated: May 15, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 15, 2014
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
May 15, 2014

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
May 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2014