Form 10-Q
period 2014-06-30
DSI REALTY INCOME FUND VI
filed 2014-08-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash	$ 599,158	$ 537,723
Properties, net	1,233,130	1,238,087
Net rent receivables	105,890	131,026
Prepaid advertising	10,984	7,516
Other assets	49,062	15,942
Discontinued operating assets	9,063	9,082
TOTAL	$ 2,007,287	$ 1,939,376
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 149,956	$ 149,956
Incentive management fee liability	21,351	35,538
Property management fee liability	10,232	8,759
Deferred income	29,798	32,196
Accrued expenses	18,412	17,638
Other liabilities	19,043	13,267
Discontinued operating liabilities	3,544	3,544
Total liabilities	$ 252,336	$ 260,898
PARTNERS' EQUITY:
General partners	(73,637)	(74,402)
Limited partners	1,828,588	1,752,880
Total partners' equity	1,754,951	1,678,478
TOTAL	$ 2,007,287	1,939,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 485,188	$ 449,659
Ancillary operating revenue	45,963	42,310
Interest and other income	0	0
TOTAL	531,151	491,969
EXPENSES:
Depreciation	2,224	3,007
Operating	210,877	204,244
General and administrative	70,952	83,278
General partners' incentive management fee	21,351	14,737
Property management fee	35,473	26,349
Total	340,877	331,615
Income from continuing operations	190,274	160,354
Income (loss) from discontinuing operations	(19)	(1,227)
NET INCOME	$ 190,255	$ 159,127

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,903	$ 1,591
Limited partners	188,352	157,536
TOTAL	$ 190,255	$ 159,127

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 7.93	$ 6.63

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 1,012,914	$ 860,750
Ancillary operating revenue	85,476	84,232
Interest and other income	0	0
TOTAL	1,098,390	944,982
EXPENSES:
Depreciation	4,957	5,738
Operating	450,616	392,487
General and administrative	153,828	157,112
General partners' incentive management fee	36,437	27,688
Property management fee	68,348	55,716
Total	714,186	638,741

Income from continuing operations	384,204	306,241
Income (loss) from discontinued operations	(19)	(116)
NET INCOME	$ 384,185	$ 306,125

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 3,842	$ 3,061
Limited partners	380,343	303,064
TOTAL	$ 384,185	$ 306,125

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 16.01	$ 12.75

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(74,402)	$ 1,752,880	$ 1,678,478
Net Income Allocation	3,842	380,343	384,185
Distributions	(3,077)	(304,635)	(307,712)
BALANCE, June 30, 2014	$(73,637)	$ 1,828,588	$ 1,754,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 384,185	$ 306,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,957	5,738
Discontinued operations (income) loss	19	116
Changes in assets and liabilities:
Other assets	(11,433)	(35,766)
Incentive management fee payable to General Partners	(14,187)	(8,483)
Property management fees payable	1,473	857
Customer deposits and other liabilities	4,152	2,890
Net cash provided by operating activities	369,166	271,477
INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
FINANCING ACTIVITIES:
Distributions to partners	(307,712)	(432,912)
Net cash used in financing activities	(307,712)	(432,912)
DISCONTINUED OPERATIONS
Net cash provided by discontinued activities	(19)	0
Net cash provided by discontinued operations	(19)	0
NET INCREASE (DECREASE) IN CASH	61,435	(161,435)
CASH AT BEGINNING OF PERIOD	537,723	616,963
CASH AT END OF PERIOD	$ 599,158	$ 455,528
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 149,956	$ 149,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013 (Audited)
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,721
Rental trucks under capital leases	126,159	126,159
Total	7,102,880	7,102,880
Less accumulated depreciation	(5,869,750)	(5,864,793)
Properties, net	$ 1,233,130	$ 1,238,087

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $68,348 and $55,716, for the six month periods ended June 30, 2014 and 2013, respectively. Amounts payable to Dahn at June 30, 2014 and December 31, 2013 were $10,232 and $8,759, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2014 were $21,432.

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

The following table summarizes the revenue and expense components that comprise discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$0	$1,000	$ 0	$1,488
Expenses	0	2,227	0	1,372
Net operating income (loss) from discontinued operations	$0	$(1,227)	$0	$(116)

7. SUBSEQUENT EVENTS

Events subsequent to June 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of last year we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party is currently conducting its due diligence on the properties. We will notify you of the terms and conditions of the transactions, as any sale would require approval by the holders of a majority of the Limited Partnership Units. We anticipate that the due diligence stage will be finalized in August of 2014 and we will communicate further with you regarding the situation prior to year-end..

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended June 30, 2014 and 2013, revenues increased 8.0% to $531,151 from $491,969 and total expenses increased 2.8% to $340,877 from $331,665 resulting in an increase in net income from continuing operations of 18.% to $190,274 from $160,354. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 89.0% for the three-month period ended June 30, 2014, compared to 71.9% for the same period in 2013. Operating expenses increased $6,633 or 3.2% primarily due to increases in repair and maintenance and advertising expenses; partially offset by decreases in salary and wages, merchandise for resale and workers compensation insurance expenses. General and administrative expenses decreased $12,326 or 14.8% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2014 and 2013, revenues increased 16.2% to $1,098,390 from $944,982 and total expenses increased 11.8% to $714,186 from $638,741 resulting in an increase in net income from continuing operations of 25.5% to $384,204 from $306,241. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 86.7% for the six-month period ended June 30, 2014, compared to 69.9% for the same period in 2013. Operating expenses increased $58,129 or 14.8% primarily due to increases in repairs and maintenance, advertising and fire and liability insurance expenses; partially offset by decreases in salaries and wages and worker's compensation insurance expenses. General and administrative expenses decreased $3,284 or 2.1% primarily as a result of a decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets (Unaudited); (ii) Statements of Income (Unaudited); (iii) Statements of Stockholders’ Equity (Unaudited); (iv) Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2014

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
August 14, 2014

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
August 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2014