Form 10-Q
period 2014-09-30
DSI REALTY INCOME FUND VI
filed 2014-11-14
CIK 318835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	September 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash	$ 734,576	$ 537,723
Properties, net	1,233,085	1,238,087
Net rent receivables	107,878	131,026
Prepaid advertising	7,226	7,516
Other assets	15,942	15,942
Discontinued operating assets	9,063	9,082
TOTAL	$ 2,107,770	$ 1,939,376
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 149,956	$ 149,956
Incentive management fee liability	27,914	35,538
Property management fee liability Related Party	10,460	8,759
Deferred income	21,130	32,196
Accrued expenses	21,603	17,638
Other liabilities	33,075	13,267
Discontinued operating liabilities	3,544	3,544
Total liabilities	$ 267,682	$ 260,898
PARTNERS' EQUITY:
General partners	(72,786)	(74,402)
Limited partners	1,912,874	1,752,880
Total partners' equity	1,840,088	1,678,478
TOTAL	$ 2,107,770	1,939,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	September 30, 2014	September30, 2013

REVENUES:
Self-storage rental income	$ 560,062	$ 474,941
Ancillary operating revenue	46,580	50,538
TOTAL	606,642	525,479
EXPENSES:
Depreciation	45	2,610
Operating	223,833	203,835
General and administrative	87,540	70,892
General partners' incentive management fee	27,914	23.032
Property management fee	32,217	31,789
Total	371,549	332,158
Income from continuing operations	235,093	193,321
Loss from discontinuing operations	-	(38)
NET INCOME	$ 235,093	$ 193,283

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,351	$ 1,933
Limited partners	232,742	191,350
TOTAL	$ 235,093	$ 193,283

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.80	$ 8.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Nine Months Ended
	September 30, 2014	September 30, 2013

REVENUES:
Self-storage rental income	$ 1,572,976	$ 1,335,691
Ancillary operating revenue	132,056	134,770
TOTAL	1,705,032	1,470,461
EXPENSES:
Depreciation	5,002	8,348
Operating	674,449	596,322
General and administrative	241,368	228,004
General partners' incentive management fee	64,351	50,720
Property management fee	100,565	87,505
Total	1,085,735	970,899

Income from continuing operations	619,297	499,562
Loss from discontinued operations	(19)	(154)
NET INCOME	$ 619,278	$ 499,408

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 6,193	$ 4,994
Limited partners	613,085	494,414
TOTAL	$ 619,278	$ 499,408

Weighted average limited partnership units outstanding	23,753	23,753
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 25.81	$ 20.81

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(74,402)	$ 1,752,880	$ 1,678,478
Net Income Allocation	6,193	613,085	619,278
Distributions	(4,577)	(453,091)	(457,668)
BALANCE, September 30, 2014	$(72,786)	$ 1,912,874	$ 1,840,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 619,278	$ 499,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,002	8,348
Discontinued operations loss	19	154
Changes in assets and liabilities:
Uncollected revenue, prepaid advertising and other assets	23,438	1,995
Incentive management fee payable to General Partners	(7,624)	(188)
Property management fees payable	1,701	987
Customer deposits, accrued expenses and other liabilities	12,707	11,451
Net cash provided by operating activities	654,521	522,155
FINANCING ACTIVITIES:
Distributions to partners	(457,668)	(582,867)
Net cash used in financing activities	(457,668)	(582,867)
DISCONTINUED OPERATIONS
Net cash provided by discontinued activities	-	-
NET INCREASE (DECREASE) IN CASH	196,853	(60,712)
CASH AT BEGINNING OF PERIOD	537,723	616,963
CASH AT END OF PERIOD	$734,576	$ 556,251
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 149,956	$ 149,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In February 2014, the FASB issued ASU 2014-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2014, the FASB issued ASU 2014-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on its financial statements.

In July 2014, the FASB has issued ASU No. 2014-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. ASU No. 2014-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2014-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013 (Audited)
Land	$ 1,207,000	$ 1,207,000
Buildings and improvements	5,769,721	5,769,721
Rental trucks under capital leases	126,159	126,159
Total	7,102,880	7,102,880
Less accumulated depreciation	(5,869,795)	(5,864,793)
Properties, net	$ 1,233,085	$ 1,238,087

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $100,565 and $87,505, for the nine month periods ended September 30, 2014 and 2013, respectively. Amounts payable to Dahn at September 30, 2014 and December 31, 2013 were $10,460 and $8,759, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,572. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2014 were $32,148.

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

The following table summarizes the revenue and expense components that comprise discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$0	$0	$ 0	$1,488
Expenses	$0	(38)	0	(1,334)
Net operating income (loss) from discontinued operations	$0	$(38)	$0	$154

7. SUBSEQUENT EVENTS

Events subsequent to September 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading Consequently, management is providing the following information:

In November of 2013 we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party has concluded its due diligence on the properties. We have filed preliminary proxy material with the SEC and are currently awaiting final comments. Once final comments are received, a definitive proxy including the terms and conditions of the transactions will be filed and mailed to the Limited Partners.  Any sale would require approval by the holders of a majority of the Limited Partnership Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended September 30, 2014 and 2013, revenues increased 15.4.0% to $606,642 from $525,479 and total expenses increased 11.9% to $371,549 from $332,158 resulting in an increase in net income from continuing operations of 21.6% to $235,093 from $193,321. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 90.6% for the three-month period ended September 30, 2014, compared to 79.8% for the same period in 2013. Operating expenses increased $19,998 or 981% primarily due to increases in advertising and salary and wages expenses; partially offset by a decrease in repair and maintenance expenses. General and administrative expenses increased $16,648 or 23.5% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2014 and 2013, revenues increased 16.0% to $1,705,032 from $1,470,461 and total expenses increased 11.8% to $1,085,735 from $970,899 resulting in an increase in net income from continuing operations of 24.0% to $619,297 from $499,562. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 88.0% for the nine-month period ended September 30, 2014, compared to 73.2% for the same period in 2013. Operating expenses increased $78,127 or 13.1% primarily due to increases in advertising, repairs and maintenance, real estate taxes and salary and wages expenses. General and administrative expenses increased $13,364 or 5.9% primarily as a result of a increase in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets (Unaudited); (ii) Statements of Income (Unaudited); (iii) Statements of Stockholders’ Equity (Unaudited); (iv) Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2014

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
November 14, 2014

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
November 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2014